Form 10-Q
period 2009-11-30
PASSPORT ARTS INC.
filed 2010-02-02
CIK 1475273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-162681

PASSPORT ARTS INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0529190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5147 Mountain Sights, Montreal, Quebec, Canada H3W 2Y1
(Address of principal executive offices) (Zip Code)

(514) 961-0140
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,893,600 shares of common stock outstanding as of February 2, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the three month period ended November 30, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PASSPORT ARTS INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	2009	2009
ASSETS

Current assets
Cash	$5,974	$16,577
Prepaid fees and expenses	-	2,000

Total current assets	$5,974	$18,577

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$15,421	$15,384
Related party loan	28,222	24,492

	43,643	39,876

Stockholder’s Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, -0- shares issued and outstanding
Common Stock, $0.001 par value; 100,000,000 shares authorized, 3,893,600 shares issued and outstanding	3,984	3,984
Additional paid in capital	11,131	11,131
Deficit accumulated during development stage	(52,694)	(36,324)

Total stockholders’ deficit	(37,669)	(21,299)

Total liabilities and stockholder’s deficit	$5,974	$18,577

PASSPORT ARTS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

		December 30,
	Three months	2008(Date of
	ended	Inception) to
	November 30,	November 30,
	2009	2009

Revenue	$5,790	$8,306
Cost of Sales	2,990	4,407

Gross margin	2,800	3,899

Expenses:
General and administrative expenses	19,170	56,593

Net loss	$(16,370)	$(52,694)

Basic and diluted loss per share	$(0.00)	-

Weighted average number of shares outstanding	3,893,600	-

See summary of accounting policies and notes to financial statements.

PASSPORT ARTS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

		December 10,
	Three months	2008(Date of
	ended	Inception) to
	November 30,	November 30,
	2009	2009
Cash Flows From Operating Activities:
Net loss	$(16,370)	$(52,694)
Adjustments to reconcile net loss to net cash
used in operating activities:
Prepaids	2,000	-
Accounts payable and accrued liabilities	37	15,421

Net cash used in operating activities	(14,333)	(37,273)

Cash Flows From Financing Activities:
Proceeds from related party loan	3,730	28,222
Proceeds from common stock sales	-	15,025

Cash provided by financing activities	3,730	43,247

Net change in cash	(10,603)	5,974

Cash, Beginning of Period	16,577	-

Cash, End of Period	$5,974	$5,974

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See summary of accounting policies and notes to financial statements.

Passport Arts Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements

Note 1	Basis of Presentation

The accompanying unaudited interim financial statements of Passport Arts Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Passport Arts Inc. S-1 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form S-1 have been omitted.

Note 2	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At November 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management has no formal plan in place to address this concern other than the Company attempting to obtain additional funds by equity financing and/or related party advances; however there is no assurance additional funding will be available.

Note 3	Related Party Loan

On September 21, 2009, the company received an additional $3,730 from a related party. The loan is payable to the President of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4	Related Party Transactions

(a)	The President provides office premises to the Company at $850 per month. During the three month period ending November 30, 2009, rent of $2,815 was charged to operations.

(b)

Included in accounts payable and accrued liabilities is an amount of $10,894 due to the President of the Company for unpaid rent. The amount is unsecured, non-interest bearing and has no specific terms for repayment

(c)

Our current primary supplier of Artwork that we sell is Seven Arts, Ltd. a company controlled by a member of our management team. During the three months ended November 30, 2009, $2,990 was charged by Seven Arts, Ltd. for the purchase of artwork sold. As of November 30, 2009, there is $2,990 due to Seven Arts, Ltd.

(d)

Through November 30, 2009, our officers and directors have not received compensation for their time and the company has determined the amount of time spent through November 30, 2009 is nominal and therefore no amounts have been recorded as compensation in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms “we”, “us” and “our” refer to Passport Arts Inc., a Nevada corporation, and/or our wholly-owned subsidiary, Passport Arts Inc., a Quebec corporation, as the context may require. In this quarterly report, all dollar amounts refer to the United States dollars unless otherwise indicated.

Overview

We were incorporated in the state of Nevada on December 2, 2008. Our wholly-owned subsidiary, Passport Arts Inc., was incorporated in the province of Quebec, Canada on December 10, 2008.

We are in the business of selling artworks through the Internet. We procure artworks from emerging artists working primarily in the Caucasus and Central Asia for sales in developed art markets like the United States, the United Kingdom, Europe, and Canada and, in future expansion, developing art markets including Russia and China. Through our subsidiary, Passport Arts Inc., incorporated in the province of Quebec, Canada, we operate our primary sales vehicle, passportarts.com, and we showcase artworks in an online gallery located at that website. Artworks range in price from $300 to $10,000.

Our business is located in Montreal, Canada, but we intend to serve a clientele base worldwide through our current and future operating partners. We have established—and intend to continue to establish—relationships with art professionals in strategic regions around the world who can, through their expertise, source and nurture relationships with artists to develop our business. We depend on our Vice-president, Procurement, Hasmik Ginoyan, who is also Director of Exhibitions at the National Gallery of Armenia to use her extensive contacts throughout the Caucasus and Central Asia to establish relationships directly with artists or art professional like herself who will source unique and undiscovered artists in their respective regions to showcase on PassportArts.com.

In order to be profitable, we need to grow and expand our product offering. Initially we had 150 artworks for sale. In mid-January 2010, we added another 50 artworks from four new artists. By the end of February 2010 we plan to add another 100 pieces from five new artists to bring our total to 300 artworks. We still need to significantly increase that number in order to offer something for everyone. Also in January 2010, to increase interaction with consumers and induce sales, we introduced a new feature called “Best Offer”. This allows a consumer to make an offer on an artwork whereas the artist can accept the offer or make a counter offer within 72 hours. We are also negotiating with various suppliers to offer lower-cost products such as poster reproductions from the original art to supplement revenue. We will need to translate the site to other major languages like French, Spanish, Chinese and Russian in order to reach more potential buyers. To accommodate these future initiatives, our website must be able to handle the larger product offering and increased traffic.

Business Developments

Initially we are focusing procurement of artworks from the countries of the Caucasus: Armenia, Georgia, Nagorno-Karabakh, and the Black Sea region of Russia. Presently there are approximately 200 pieces of artworks available on passportarts.com. In the next three to five years, our goal is to offer over 1,000 paintings, photographs and sculptures on passportarts.com from over a dozen countries including Ukraine, Belarus, Kyrgyzstan, Kazakhstan, Moldova, Azerbaijan, Turkmenistan, Tajikistan, Chechnya and Uzbekistan.

For the initial phase beginning in July 2009, we had a soft launch of our website, passportarts.com. A soft launch signifies that although the site was up and running, we chose not to promote the site to the general public until all bugs in the website were worked out and any usability issues were resolved using a small group of testers comprised of friends and family. Building on that launch, we are seeking listings on various web directories and refining search engine optimization/meta tags to increase page ranking in organic searches.

In September 2009, we conducted a public relations campaign to over 400 art critics, art writers, and art magazines in the United States, Canada and Europe to raise our profile within the existing contemporary art community. We used the services of Arts Media Contact, an art press directory and contact service to distribute our press releases (www.artsmediacontacts.com). As well, we created journalistic content to promote our company and submitted them to several article syndication sites such as www.goarticles.com, www.articlesbase.com, www.articleblast.com and others. Syndication sites essentially offer free advertising space to marketers who provide them with content, much like an online advertorial.

We decided to delay our public relations and email campaigns planned for January 2010 to focus on increasing our product offering. We plan to double our product offering by March 2010. In May 2010, we plan to direct our marketing efforts to specific ethnic communities in the United States and Canada. We plan to target these communities through a combination of low-cost public relations and email campaigns. We have already begun sending news releases to the churches, newspapers and community organizations of our ethnic target markets in the United States and Canada. We may use opt-in email list providers in the United States and Canada such as www.listservice.com which can provide email addresses of Armenian, Georgian and Russian ethnic consumers in the United States. For example, 128,248 promotional emails to ethic Armenian consumers in the United States can be sent for $1,500 per transmission. If our resources allow, we may purchase a highly targeted opt-in email list to proven art buyers in the United States through Marigold Technologies for the purpose of reaching our “discerning buyers” segment.

Since the launch of our website in July 2009, we have collected hundreds of email addresses from people around the world who have visited our site. In 2010, we plan to develop a monthly online newsletter as a mechanism to pull users back to passportarts.com.

In mid-2010, resources allowing, we intend to begin paid search campaigns through Google AdWords to increase traffic to the site. We also intend to develop an affiliate program through Clickbank.com and their network of 100,000 affiliates to offer compensation to drive buyers to passportarts.com. Also in mid-2010, we plan to launch French and Spanish parallel sites to passportarts.com. By the end of 2010, we plan to launch Russian and Chinese parallel sites to passportarts.com to better penetrate into these two growing art markets.

Seven Arts Ltd.

Currently, we have an online marketing and sales agreement with Seven Arts Ltd., a company incorporated in Armenia, which handles the logistics of procurement and shipment of artworks from the Caucasus and Central Asia. Seven Arts’s through its principal, Hasmik Ginoyan is well-known in the art circles of the region. They have organized extensive exhibitions to present and sell Caucasian artworks globally in regions including the Middle East, Australasia, North America and Europe. Seven Arts’s network of artist contacts is extensive throughout the Caucasus and Central Asia. In addition, Seven Arts is the publisher of a leading art periodical in the Caucasus entitled “Armenian Art Magazine”, which is distributed world-wide and is published in Armenian, English and French.

We facilitate the sale of artwork to a buyer while Seven Arts fulfills the order by working with the artist to dispatch the artwork. We contain costs by having artwork shipped directly from artist to buyer without having to carry inventory. As a result, we generally do not have direct agreements with artists in these regions but transact with artists through Seven Arts. We hold the exclusive right for online sales for the artworks which artists supply through contract with Seven Arts. According to the terms of our online marketing and sales agreement, Seven Arts (and not our company) is liable for damage to or loss of artwork during transit to the buyer.

Pursuant to the online marketing and sales agreement that we entered into with Seven Arts, Seven Arts and our company agreed to agree upon the retail price for each piece of artworks to be sold via our website at the time that we agree to market and sell such artworks on our website. We retain the final word on the determination of the retail price and the decision to display the artwork. We are to earn an average profit of 25% of the retail price, and we are to forward the rest of the retail price plus applicable costs for shipping, taxes, tariffs, customs and levies received from a buyer to Seven Arts.

Recently we have also initiated discussions directly with artists who also live in the Caucasus and Central Asia region in the hope of entering into purchase agreements with them. Although we expect Seven Arts to remain the linchpin of our procurement efforts in the Caucasus and Central Asia, we foresee initiating and completing other such direct agreements with artists as the situation sees fit. Whomever the agreement is with, be it a third party or directly with the artist, we expect that our four basic tenets will always remain the same:

  We will not pre-buy or carry any inventory;

  We have final say on the price;

  The artist or third party is responsible to package and deliver the artworks safely to the consumer; and

  The artist or third party must abide by our 14-day unconditional guarantee.

Vasgen Degirmentas

Effective May 20, 2009, we entered into another online marketing and sales agreement with Vasgen Degirmentas, an Armenia artist. Pursuant to the online marketing and sales agreement, we agreed to use our commercially reasonable efforts to market, promote, and sell the prints of Mr. Degirmentas’s original photographs and to solicit orders via our website for the purchase of the prints of these photographs. Mr. Degirmentas will retain the copyright of these photographs. We agreed to pay $100 to Mr. Degirmentas for each print ordered, exclusive of all applicable sales, exercise taxes, and all shipping, and we agreed to set the retail price of each print on our website at our discretion.

Upon receiving a buyer’s order and payment, we agreed to promptly notify Mr. Degirmentas of what print has been purchased and Mr. Degirmentas agreed to arrange for the shipment of the print directly to the buyer. Mr. Degirmentas agreed that all risk relating to the loss, destruction or damage of the purchased print will remain with him until the purchased print has arrived and been safely unloaded at the buyer’s specified address. Mr. Degirmentas agreed that the title to the purchased print will pass from him to a buyer at the time when the purchased print is received by the buyer, and agreed to abide by our 14-day money-back guarantee.

Sources of Revenue

We generate revenue by selling artworks showcased in an online gallery located at our website, passportarts.com. Currently, the sales of the artworks from Seven Arts account for approximately 65% of our total sales, while the sales of the prints of Vasgen Degirmentas’s photographs account for approximately 35% of our total sales. While we anticipate selling more prints of Mr. Degirmentas’s photographs than the artworks from Seven Arts, we anticipate that we will generate more cash from selling the artworks from Seven Arts than from selling the prints of Mr. Degirmentas’s photographs because of the differences in retail price.

If our existing relationship with Seven Arts or Vasgen Degirmentas deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by Seven Arts or Vasgen Degirmentas, our results of operations could be adversely affected. In addition, a significant decline in the financial condition of Seven Arts or Vasgen Degirmentas, a material rise in their prices or a reduction in the number of products currently available from them could adversely affect our results of operations.

In order to reduce our reliance on Seven Arts or Vasgen Degirmentas, we need to identify greater sources of artwork to offer to our customers. It is not known whether we will be able to identify such sources.

In order to be successful, we need to attract and retain a high volume of online customers to our website at a reasonable cost. We may not be able to convert a large number of customers from traditional shopping methods to online shopping for artworks and as a result may never achieve widespread customer acceptance of shopping for artworks online. Specifically, customers may not wish to change the way they purchase artworks and may feel it is necessary to view the actual artworks rather than pictures before purchasing them. In addition, customers may not be willing to make orders online due to perceived security issues or pricing that does not meet customer expectations. As a result we may never drive sufficient revenues from our operations in order to become a profitable enterprise. In order to increase our customer base, we plan to increase our marketing efforts, but it is not known whether our efforts can lead to the increased customer base to make our company profitable.

Demand for artworks is affected by the general economic conditions in the United States and Canada. When economic conditions are favorable, management expects purchases of non-essential items like artworks to increase, and therefore expects our revenue to increase. When economic conditions are less favourable, management expects sales of artworks to be lower. Therefore, any significant economic downturn could have a material adverse effect on our financial condition and results of operations.

The fluctuations in United States dollar can have a favorable or unfavorable impact on our future net sales and revenues. All transactions on our website are in United States dollars. However, because our clientele is based around the world, the relationship between their currency and United States dollar is an influencing factor on our future sales.

Results of Operations

Three Month Period Ended November 30, 2009

The following table summarizes our operating results for the three month period ended November 30, 2009. There is no comparison for the three months ended November 30, 2008, as our company was incorporated on December 2, 2008.

Three Month Period
Ended
November 30, 2009
Revenue	$5,790
Cost of Sales	$2,990
Gross Margin	$2,800
Expenses	$19,170
Net Loss	$(16,370)

During the three month period ended November 30, 2009, we generated revenues of $5,790 with cost of sales of $2,990, resulting in gross margin of $2,800. We generated revenues primarily from the sale of artwork through our website. The cost of sales primarily consisted of the artwork itself.

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, the number of the sources of artwork and general economic conditions.

During the three month period ended November 30, 2009, we incurred expenses of $19,170, entirely consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Initially, a significant portion of our expenses were attributed to onetime legal fees for the preparation of contracts and fees related to the preparation of the registration statement for the public offering of the shares of our common stock held by some of our stockholders.

Management anticipates expenses to rise over the foreseeable future as marketing expenses increase as a result of our efforts to increase our revenues. Beginning May 2010, we plan to increase our marketing efforts including directing our marketing efforts to specific ethnic communities in the United States and Canada. In mid-2010, we plan to launch French and Spanish parallel sites to passportarts.com. By the end of 2010, we plan to launch Russian and Chinese parallel sites to passportarts.com to better penetrate into these two growing art markets. Management also anticipates expenses to rise as we face increased professional costs from being a public company.

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

Liquidity and Capital Resources

Working Capital

	At November 30,	At August 31,
	2009	2009
Current assets	$5,974	$18,577
Current liabilities	43,643	39,876
Working capital (deficiency)	$(37,669)	$(21,299)

At November 30, 2009, we had cash of $5,974 and working capital deficit of $37,669 as compared to cash of $18,577 and working capital deficit of $21,299 at August 31, 2009. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

On September 21, 2009, we received a $3,730 loan from Asbed Palakian, our president and chief executive officer. The loan is unsecured, non-interest bearing and has no specific terms for repayment.

We require additional funds to enable us to address our minimum current and ongoing expenses. Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we may require an additional $55,600 to fund our operating expenditures for the next twelve month period, as follows:

Legal, audit and accounting fees	$24,000
Trademark expenses	2,000
Advertising expenses	15,000
Rents	9,600
Miscellaneous expenses	5,000
Total	$55,600

We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets persist. If we require any additional financing, we plan to raise any such additional capital primarily through equity financing and loans from our directors, provided that such funding continues to be available to our company. We plan to continue to seek additional funds from our directors to fund our day-to-day operations until equity financing can be pursued. We have no guarantee that our directors will continue to fund our day-to-day operations. The issuance of additional equity securities by our company may result in a significant dilution in the equity interests of our current stockholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for the period from December 2, 2008 (date of inception) to August 31, 2009, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. We have not yet achieved profitable operations, have accumulated losses since our inception and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer (our principal executive officer, principal financial officer, and principal accounting officer).

Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. The design of a control system is also based upon certain assumptions about potential future conditions; over time, currently implemented controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures were effective as at the end of the period covered by this quarterly report. There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the applicable time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures which are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of their property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

Item 1A. Risk Factors.

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Associated with Our Financial Condition

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $52,694 for the period from December 2, 2008 (date of inception) to November 30, 2009. On November 30, 2009, we had cash of $5,974. Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for the period from December 2, 2008 (date of inception) to August 31, 2009, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is depending upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We have not generated significant revenues since our inception on December 2, 2008. Since we only recently commenced business operations, we will, in all likelihood, continue to incur operating expenses without significant revenues for the foreseeable future. We cannot assure that we will be able to generate enough interest in our artworks. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate significant revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our commons stock.

We do not have sufficient cash on hand to satisfy all of our cash requirements for the next 12 months and we do not anticipate that we will generate sufficient funds from operations to satisfy all of our cash requirements for the next 12 months.

We anticipate that our cash on hand and the revenue that we anticipate generating going forward from our operations will not be sufficient to satisfy all of our cash requirements for the next twelve month period. Our primary source of funds has been loans from Asbed Palakian, our president, chief executive officer, secretary, treasurer, and one of our directors, and from the sale of our common stock. Mr. Palakian has not committed to provide additional financing to our company and we do not currently have any arrangement for financing from any other sources. For the short term, we intend to fund our operations and capital expenditures from limited cash flow and our cash on hand.

Management anticipates that our capital resources are insufficient to cover costs for the next 12 month period. As a result, we anticipate we will have to raise additional funds for the continued development of our business and the marketing of our products. Such additional funds may be raised through the sale of additional stock, stockholder and director advances and/or commercial borrowing. There can be no assurance that a financing will continue to be available if necessary to meet these continuing development costs or, if the financing is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our operations and developments and so may be forced to scale back or cease operations or discontinue our business and you could lose your entire investment.

Risks Associated with Our Business

Our limited operating history makes evaluation of our business difficult.

We were incorporated in the state of Nevada on December 2, 2008 and our wholly-owned subsidiary, Passport Arts Inc., was incorporated in the province of Quebec, Canada on December 10, 2008. Our limited operating history makes it difficult to evaluate our business and prospects. We have encountered, and expect to continue to encounter, many of the difficulties and uncertainties frequently encountered by early stage companies, including limited capital, insufficient customer base, and limited inventory resulting in delays in implementing effective marketing strategies, inability to gain customer acceptance of our products and inability to attract new artists to provide inventory for our business. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer and/or we may be unable to stay in business.

We currently depend on a limited number of third parties for procuring artworks, therefore, if they do not perform, we may not be able to complete orders effectively.

We rely on third parties to supply artworks and fulfil and ship orders. Currently, the sales of the artworks from Seven Arts Ltd. account for approximately 65% of our total sales, while the sales of the prints of Vasgen Degirmentas’s photographs account for approximately 35% of our total sales. If our existing relationship with Seven Arts or Vasgen Degirmentas deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by Seven Arts or Vasgen Degirmentas, our results of operations could be adversely affected. In addition, a significant decline in the financial condition of Seven Arts or Vasgen Degirmentas, a material rise in their prices or a reduction in the number of products currently available from them could adversely affect our results of operations.

To generate the significant customer traffic, volume of purchases and repeat purchases that we believe are crucial to obtaining sufficient revenues, we must develop and maintain customer trust in the timing and accuracy of our product deliveries. If for any reason any of these providers fails to perform, we may not be able to service our customers and thereby may lose customers or damage our reputation. In addition, the success of our business requires that we establish relationships with art professionals in strategic regions around the world who can, through their expertise, source and nurture relationships with artists to develop our business. If we are unable to establish such relationships, we may be unable to procure artworks or on terms acceptable to us, and our business may fail. Currently, our online marketing and sales agreements with Seven Arts and Mr. Degirmentas are the only relationships that we have established for procuring artworks.

Our executive officers devote only part time efforts to our business which may not be sufficient to successfully develop our business.

The amount of time which each of our executive officers devote to our business is limited. Asbed Palakian, our president and chief executive officer, and Hasmik Ginoyan, our vice-president, procurement, currently devote approximately 40% and 30%, respectively, of their working time to our company. All of our executive officers have other business interests. While we expect them to increase the percentage of the working time they devote to our company if our operations increase, the amount of time which they devote to our business may not be sufficient to fully develop our business.

Our executive officers have potential conflict of interests with our company and we have no agreements with our executive officers as to how they allocate either their time to our company or how they handle corporate opportunities.

Potential conflicts of interest exist between our company and our executive officers including, among other things, time, effort, and corporate opportunity involved with participating in the business entities other than our company. Effective January 20, 2009, we entered into an online marketing and sales agreement with Seven Arts Ltd. Seven Arts is owned and controlled by Hasmik Ginoyan, our vice-president, procurement. On December 15, 2008, we entered into an office rental agreement with Lumisculpt Productions Inc., a company of which Asbed Palakian is the founder and principal. We have no agreements with our executive officers as to how they allocate either their time to our company or how they handle corporate opportunities. As a result, we may be unable to implement our plan and our business might ultimately fail.

Customers may not adopt the Internet as a way of buying artworks, which would prevent us from becoming profitable.

If we do not attract and retain a high volume of online customers to our website at a reasonable cost, our business will not succeed. We may not be able to convert a large number of customers from traditional shopping methods to online shopping for artworks and as a result may never achieve widespread customer acceptance of shopping for artworks online. Specifically, customers may not wish to change the way they purchase artworks and may feel it is necessary to view the actual artworks rather than pictures before purchasing them. In addition, customers may not be willing to make orders online due to perceived security issues or pricing that does not meet customer expectations. As a result we may never drive sufficient revenues from our operations in order to become a profitable enterprise.

We may not be able to compete effectively against other companies that have existed for a longer period and have greater financial resources.

We compete in a market that is highly competitive and expect competition to intensify in the future. We currently or potentially compete with a variety of companies, both the traditional brick-and-mortar galleries and online art dealers including auction sites such as eBay. Many of our competitors have significantly greater financial, technical, and marketing resources. Those that have established a presence on the Internet have already begun to establish a customer base and their brand. Many of these companies have existed for a longer period, have greater financial resources, and have established marketing relationships with leading manufacturers, strategic partners, and advertisers, and have secured greater presence in distribution channels. We believe there are also numerous other smaller entrepreneurial companies that are focusing on developing websites to market and sell artworks on the Internet that will compete directly with our website. We may not be able to compete successfully against these competitors. If we are unable to effectively compete in the art industry, our results would be negatively affected, we may be unable to implement our plan and our business might ultimately fail.

Any significant economic downturn or any future changes in consumer spending habits could have a material adverse effect on our financial condition and results of operations.

Demand for artworks is affected by the general economic conditions in the United States, Europe, and Canada. When economic conditions are favorable and discretionary income increases, purchases of non-essential items like artworks generally increase. When economic conditions are less favorable, sales of artworks are generally lower. In addition, we may experience more competitive pricing pressure during economic downturns. Therefore, any significant economic downturn or any future changes in consumer spending habits could have a material adverse effect on our financial condition and results of operations.

If the United States dollars gain significantly in value against the foreign currencies, our artworks could become prohibitively expensive for the customers outside the United States resulting in lower sales and revenues.

All transactions on our website are in United States dollars. Because our clientele is based around the world, the relationship between their currency and United States dollar is an influencing factor on our future sales. If the United States dollar gains significantly in value against the foreign currencies, then our artworks could become prohibitively expensive for the customers outside the United States resulting in lower sales and revenues. A significant increase in the value of the United States dollars relative to the value of the foreign currencies may force us to reduce our pricing in order to maintain our competitiveness. Such reduction in our pricing could reduce our profit margin, adversely affecting our results of operations and financial condition.

The inability to respond quickly to market changes could have a material adverse effect on our financial condition and results of operations.

The markets for our products are subject to changing customer tastes and the need to create and market new products. Demand for artworks is influenced by the popularity of certain themes, cultural and demographic trends, marketing and advertising expenditures and general economic conditions. Because these factors can change rapidly, customer demand also can shift quickly. The changes in customer tastes are likely to affect the markets for our products significantly because of our limited selection of artworks. Currently, we depend on only Seven Arts Ltd. or artists with whom Seven Arts contracts, or Vasgen Degirmentas for procuring artworks. Even if we introduce new products from other sources, the success of new product introductions depends on various factors, including product selection and quality, sales and marketing efforts, timely production and delivery and customer acceptance. We may not always be able to respond quickly and effectively to changes in customer taste and demand due to the amount of time and financial resources that may be required to bring new products to market. If we were to materially misjudge the market, certain of our artworks may remain unsold. The inability to respond quickly to market changes could have a material adverse effect on our financial condition and results of operations.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you may lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

We may be subject to intellectual property rights claims in the future, which may be costly to defend, could require the payment of damages and could limit our ability to use certain intellectual properties in the future.

Our trademark and other intellectual property rights are important assets to us. Even though we intend to register “Passport Arts” as a trademark in Canada, we may not be able to register it as our trademark. Even if we register it as our trademark, the protections provided by such trademark may not be adequate to prevent our competitors from misappropriating our trademark. Large internet-based companies and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims increases. Our intellectual properties may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing opportunities, require disputed rights to be licensed from others, or require us to cease the marketing or use of our website, any of which could have a material adverse effect on our business, operating results and financial condition.

We may have liabilities to affiliated or unaffiliated third parties incurred in the regular course of our business.

As we conduct business, we become subject to the risk of litigation from customers, employees, suppliers or other third parties. Although the majority of artists from whom we procure artworks do not have direct agreements with our company, the artists may be forced to sue us if they are unable to get restitution from Seven Arts Ltd.—for example if Seven Arts is in default of payment to the artists or makes any misrepresentation. Litigation could cause us to incur substantial expenses and, negative outcomes of any such litigation could add to our operating costs which would reduce the available cash from which we could fund our ongoing business operations and take management time away from running the business.

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

As an internet-based company conducting all sales through our website, a disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunication failures, break-ins, sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and “hackers” and other similar events, and other unanticipated problems.

Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data or render us unable to provide services to our customers. In addition, if anyone can circumvent our security measures, he or she could destroy or misappropriate information or disrupt our operations. If we fail to address these issues in a timely manner, we may lose the confidence of our customers, and our revenue may decline and our business could suffer.

We rely on an outside firm to host our server, and a failure of service by this provider could adversely affect our business and reputation.

We rely upon a third party provider to host our main server. In the event that this provider experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer server ourselves. We may also be limited in our remedies against this provider in the event of a failure of service. A failure or limitation of service or available capacity by this third party provider could adversely affect our business and reputation.

Due to the international nature of our business, political or economic changes in the countries in which we do our business could harm our future sales, expenses, operations and financial condition.

Initially we are focusing procurement of artworks from the countries of the Caucasus: Armenia, Georgia, Nagorno-Karabakh, and the Black Sea region of Russia. As in any emerging market, these countries are subject to greater risks than more developed markets, including in some cases significant legal, economic and political risks. Our future sales, costs, expenses could be adversely affected by various factors affecting our business in those countries, including:

  changes in a country’s or region’s political or economic conditions;

  changes in foreign currency exchange rates and inflation or deflation;

  the closing of borders or other trade restrictions imposed by foreign countries relating the imports and exports of the artworks; and

  potentially negative consequences from changes in regulatory requirements.

For example, if export taxes are suddenly increased in one of the countries we procure our artworks from making the price prohibitive or a decision was made by a government banning cultural treasures such as artworks to be exported from the country, this would negatively impact our business. We cannot predict what economic, political, legal or other changes may occur in those emerging markets, but such changes could adversely affect our ability to carry out our business in those countries. In addition, following the end of the Soviet Union, Georgia, Azerbaijan and Armenia became independent in 1991. The Caucasus region is subject to various territorial disputes since the collapse of the Soviet Union.

Risks Associated with Our Company

Our senior management has never managed a public company.

The individuals who now constitute our senior management have never had responsibility for managing a public company prior to managing our company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that our senior management will be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Further, this could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

The loss of the services of our executive officers would disrupt our operations and interfere with our ability to compete.

We depend upon the continued contributions of our executive officers. We only have two employees, our president, chief executive officer, secretary, treasurer, and one of our directors, Asbed Palakian, and our vice-president, procurement, Hasmik Ginoyan. They handle all of the responsibilities in the area of corporate administration and business development. We do not carry key person life insurance on any of their lives and the loss of services of any of these individuals could disrupt our operations and interfere with our ability to compete with others.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal and state securities laws against us or any of our directors or officers.

Because Asbed Palakian, our president, chief executive officer, secretary, treasurer, and one of our directors, controls a large percentage of our common stock, he has the ability to influence matters affecting our stockholders.

Asbed Palakian, our president, chief executive officer, secretary, treasurer, and one of our directors, beneficially owns 74.2% of the issued and outstanding shares of our common stock. As a result, he has the ability to influence matters affecting our stockholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because he controls such shares, investors will find it difficult to replace our management if they disagree with the way our business is being operated. Because the influence by Mr. Palakian could result in management making decisions that are in his best interest and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Risks Associated with Our Common Stock

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in shares of our common stock and we are not aware that any market maker has any such intention. We cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.

Since our common stock has never been traded and, if a market ever develops for our common stock, the price of our common stock is likely to be highly volatile and may decline in the future. If this happens, investors may have difficulty selling their shares and may not be able to sell their shares at all.

If an active trading market for our common stock does develop, the market price of our common stock is likely to be highly volatile. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

  variations in our quarterly operating results;

  changes in market valuations of similar companies;

  announcements by us or our competitors of significant new products; and,

  the loss of key management.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of development stage companies and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, our stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

Because we can issue additional shares of our common stock or preferred stock, purchasers of our common stock may experience dilution in their ownership of our company in the future.

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of February 2, 2010, there were 3,893,600 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

We do not intend to pay any dividends on our common stock in the foreseeable future.

We do not currently anticipate declaring and paying dividends to our stockholders in the foreseeable future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. We currently have no material revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of shares of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, which currently do not intend to pay any dividends on shares of our common stock for the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, which we refer to as FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for shares of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

(10)	Material Contracts

10.1(1)	Subscription Agreement between our company and Asbed Palakian

10.2(1)	Subscription Agreement between our company and Constantina Kefallinos

10.3(1)	Subscription Agreement between our company and Hasmik Ginoyan

10.4(1)	Form of Subscription Agreement used in private placement offerings that closed on February 7, 2009 and April 23, 2009

10.5(1)	Office Rental Agreement dated December 15, 2008 between Passport Arts Inc., a Quebec corporation, and Lumisculpt Productions Inc.

10.6(1)	Online Marketing and Sales Agreement dated January 20, 2009 between Passport Arts Inc., a Quebec corporation, and Seven Arts Ltd.

10.7(1)	Online Marketing and Sales Agreement dated May 20, 2009 between Passport Arts Inc. and Vasgen Degirmentas

(21)	Subsidiaries

21.1(2)	Subsidiary List

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Asbed Palakian

(32)	Section 906 Certifications

32.1*	Section 906 Certification of Asbed Palakian

* Filed herewith.
(1) Incorporated by reference from our registration statement on Form S-1 filed on October 26, 2009.
(2) Incorporated by reference from our registration statement on Form S-1/A filed on January 8, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSPORT ARTS INC.

By:

/s/ Asbed Palakian
Asbed Palakian
President, Chief Executive Officer, Secretary,
Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer,
and Principal Accounting Officer)
Date: February 2, 2010