Form 10-Q
period 2010-02-28
PASSPORT ARTS INC.
filed 2010-04-13
CIK 1475273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to ________

Commission File Number: 333-162681

PASSPORT ARTS INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	90-0529190 (I.R.S. Employer Identification No.)

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
Yes [x]   No [ ]

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
Yes [ ]   No [x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,893,600 shares of common stock outstanding as of April 13, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the period ended February 28, 2010 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PASSPORT ARTS INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	February 28,	August 31,
	2010	2009
ASSETS

Current assets
Cash	$3,611	$16,577
Prepaid fees and expenses	-	2,000

Total current assets	$3,611	$18,577

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$20,086	$15,384
Related party loan	38,223	24,492

	58,309	39,876

Stockholder’s Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, -0- shares issued and outstanding
Common Stock, $0.001 par value; 100,000,000 shares authorized, 3,893,600 shares issued and outstanding	3,894	3,894
Additional paid in capital	11,131	11,131
Deficit accumulated during development stage	(69,723)	(36,324)

Total stockholders’ deficit	(54,698)	(21,299)

Total liabilities and stockholder’s deficit	$3,611	$18,577

PASSPORT ARTS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			December 30,	December 30,
	Three Months	Six months	2008(Date of	2008(Date of
	ended	ended	Inception)	Inception)
	February 28,	February 28,	February 28,	February 28,
	2010	2010	2009	2010

Revenue	$-	$5,790	$-	$8,306
Cost of Sales	-	2,990	-	4,407

Gross margin	-	2,800	-	3,899

Expenses:
General and administrative expenses	17,029	36,199	8,751	73,622

Net loss	$(17,029)	$(33,399)	$(8,751)	$(69,723)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(1.00)

Weighted average number of shares outstanding	3,893,600	3,893,600	8,750

See summary of accounting policies and notes to financial statements.

PASSPORT ARTS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

		December 30,	December 30,
	Six months	2008(Date of	2008(Date of
	ended	Inception)	Inception)
	February 28,	February 28,	February 28,
	2010	2009	2010
Cash Flows From Operating Activities:
Net loss	$(33,399)	$(8,751)	$(69,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaids	2,000	-	-
Accounts payable and accrued liabilities	4,702	2,053	20,086

Net cash used in operating activities	(26,697)	(6,698)	(49,637)

Cash Flows From Financing Activities:
Proceeds from related party loan	13,731	7,350	38,223
Proceeds from common stock sales	-	131	15,025

Cash provided by financing activities	13,731	7,481	53,248

Net change in cash	(12,966)	783	3,611

Cash, Beginning of Period	16,577	-	-

Cash, End of Period	$3,611	$783	$3,611

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2010, the Company had not yet achieved profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management has no formal plan in place to address this concern other than the Company attempting to obtain additional funds by equity financing and/or related party advances; however there is no assurance additional funding will be available.

Note 3	Related Party Loan

On September 21, 2009, the company received an additional $3,730 from a related party. The loan is payable to the President of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

On December 22, 2009, the company received an additional $10,000 from a related party. The loan is payable to the President of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4	Related Party Transactions

(a) The President provides office premises to the Company at $942 per month. During the six month period ending February 28, 2010, rent of $5,656 was charged to operations.

(b)

Included in accounts payable and accrued liabilities is an amount of $13,734 due to the President of the Company for unpaid rent. The amount is unsecured, non-interest bearing and has no specific terms for repayment

Passport Arts Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements

Note 4	Related Party Transactions – (Continued)

(c)

Our current primary supplier of Artwork that we sell is Seven Arts, Ltd. a company controlled by a member of our management team. During the six months ended February 28, 2010, $2,990 was charged by Seven Arts, Ltd. for the purchase of artwork sold. As of February 28, 2010, there was $322 due to Seven Arts, Ltd.

(d)

Through February 28, 2010, our officers and directors have not received compensation for their time and the company has determined the amount of time spent through February 28, 2010 is nominal and therefore no amounts have been recorded as compensation in the consolidated financial statements.

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

In order to be profitable, we need to grow and expand our product offering. Initially we had 150 artworks for sale. In mid-January 2010, we added another 50 artworks from four new artists. By the end of February 2010 we added another 48 pieces from five new artists to bring our total to 248 artworks. We still need to significantly increase that number in order to offer something for everyone. Also in January 2010, to increase interaction with consumers and induce sales, we introduced a new feature called “Best Offer”. This allows a consumer to make an offer on an artwork whereas the artist can accept the offer or make a counter offer within 72 hours. We are also negotiating with various suppliers to offer lower-cost products such as poster reproductions from the original art to supplement revenue. We will need to translate the site to other major languages like French, Spanish, Chinese and Russian in order to reach more potential buyers. To accommodate these future initiatives, our website must be able to handle the larger product offering and increased traffic.

Business Developments

Initially we are focusing procurement of artworks from the countries of the Caucasus: Armenia, Georgia, Nagorno-Karabakh, and the Black Sea region of Russia. Presently there are approximately 248 pieces of artworks available on passportarts.com. In the next three to five years, our goal is to offer over 1,000 paintings, photographs and sculptures on passportarts.com from over a dozen countries including Ukraine, Belarus, Kyrgyzstan, Kazakhstan, Moldova, Azerbaijan, Turkmenistan, Tajikistan, Chechnya and Uzbekistan.

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

We decided to delay our public relations and email campaigns planned for January 2010 to focus on increasing our product offering. We have significantly increased our product offering from 150 to 248. In May 2010, we plan to direct our marketing efforts to specific ethnic communities in the United States and Canada. We plan to target these communities through a combination of low-cost public relations and email campaigns. We have already begun sending news releases to the churches, newspapers and community organizations of our ethnic target markets in the United States and Canada. We may use opt-in email list providers in the United States and Canada such as www.listservice.com which can provide email addresses of Armenian, Georgian and Russian ethnic consumers in the United States. For example, 128,248 promotional emails to ethic Armenian consumers in the United States can be sent for $1,500 per transmission. If our resources allow, we may purchase a highly targeted opt-in email list to proven art buyers in the United States through Marigold Technologies for the purpose of reaching our “discerning buyers” segment.

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

Seven Arts Ltd.

Currently, we have an online marketing and sales agreement with Seven Arts Ltd., a company incorporated in Armenia, which handles the logistics of procurement and shipment of artworks from the Caucasus and Central Asia. Seven Arts, through its principal, Hasmik Ginoyan is well-known in the art circles of the region. They have organized extensive exhibitions to present and sell Caucasian artworks globally in regions including the Middle East, Australasia, North America and Europe. Seven Arts’s network of artist contacts is extensive throughout the Caucasus and Central Asia. In addition, Seven Arts is the publisher of a leading art periodical in the Caucasus entitled “Armenian Art Magazine”, which is distributed world-wide and is published in Armenian, English and French.

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

Sources of Revenue

We generate revenue by selling artworks showcased in an online gallery located at our website, passportarts.com. Currently, the sales of the artworks from Seven Arts account for approximately 75% of our total sales, while the sales of the prints of Vasgen Degirmentas’s photographs account for approximately 25% of our total sales. While we anticipate selling more prints of Mr. Degirmentas’s photographs than the artworks from Seven Arts, we anticipate that we will generate more cash from selling the artworks from Seven Arts than from selling the prints of Mr. Degirmentas’s photographs because of the differences in retail price.

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

Results of Operations

From December 2, 2008 (Date of Inception) to February 28, 2009

The following table summarizes our operating results for the period from December 2, 2008 (date of inception) to February 28, 2009.

		From December 2,
		2008 (Date of
		Inception) to
		February 28, 2009
Revenue	$	Nil
Cost of Sales	$	Nil
Gross Margin	$	Nil
Expenses		$8,751
Net Loss		$(8,751)

During the period from December 2, 2008 (date of inception) to February 28, 2009, we did not generate revenues and had no cost of sales.

During the period from December 2, 2008 (date of inception) to February 28, 2009, we incurred expenses of $8,751, entirely consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees relating to setting up of our company, rent and website construction.

Three Month Period Ended February 28, 2010

The following table summarizes our operating results for the three month period ended February 28, 2010.

		Three Month Period
		Ended
		February 28, 2010
Revenue	$	Nil
Cost of Sales	$	Nil
Gross Margin	$	Nil
Expenses		$17,029
Net Loss		$(17,029)

During the three month period ended February 28, 2010, we did not generate revenues and had no cost of sales.

During the three month period ended February 28, 2010, we incurred expenses of $17,029, entirely consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. A significant portion of our expenses were attributed to one-time fees related to the preparation of the registration statement for the public offering of the shares of our common stock held by some of our stockholders.

Six Month Period Ended February 28, 2010

The following table summarizes our operating results for the six month period ended February 28, 2010.

Six Month Period
Ended
February 28, 2010
Revenue	$5,790
Cost of Sales	$2,990
Gross Margin	$2,800
Expenses	$36,199
Net Loss	$(33,399)

During the six month period ended February 28, 2010, we generated revenues of $5,790 with cost of sales of $2,990, resulting in gross margin of $2,800. We generated revenues primarily from the sale of artwork through our website. The cost of sales primarily consisted of the artwork itself.

During the six month period ended February 28, 2010, we incurred expenses of $36,199, entirely consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Initially, a significant portion of our expenses were attributed to onetime legal fees for the preparation of contracts and fees related to the preparation of the registration statement for the public offering of the shares of our common stock held by some of our stockholders.

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

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

Liquidity and Capital Resources

Working Capital

	At February 28,	At August 31,
	2010	2009
Current assets	$3,611	$18,577
Current liabilities	58,309	39,876
Working capital (deficiency)	$(54,698)	$(21,299)

At February 28, 2010, we had cash of $3,611 and working capital deficit of $54,698 as compared to cash of $18,577 and working capital deficit of $21,299 at August 31, 2009. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

On September 21, 2009, we received $3,730 from Asbed Palakian, our president, chief executive officer, secretary and treasurer and on December 22, 2009, we received an additional $10,000 from Asbed Palakian. The loans are unsecured, non-interest bearing and have no specific terms for repayment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer (our principal executive officer, principal financial officer, and principal accounting officer).

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

We incurred a net loss of $69,723 for the period from December 2, 2008 (date of inception) to February 28, 2010. On February 28, 2010, we had cash of $3,611. Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for the period from December 2, 2008 (date of inception) to August 31, 2009, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We rely on third parties to supply artworks and fulfil and ship orders. Currently, the sales of the artworks from Seven Arts Ltd. account for approximately 75% of our total sales, while the sales of the prints of Vasgen Degirmentas’s photographs account for approximately 25% of our total sales. If our existing relationship with Seven Arts or Vasgen Degirmentas deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by Seven Arts or Vasgen Degirmentas, our results of operations could be adversely affected. In addition, a significant decline in the financial condition of Seven Arts or Vasgen Degirmentas, a material rise in their prices or a reduction in the number of products currently available from them could adversely affect our results of operations.

To generate the significant customer traffic, volume of purchases and repeat purchases that we believe are crucial to obtaining sufficient revenues, we must develop and maintain customer trust in the timing and accuracy of our product deliveries. If for any reason any of these providers fails to perform, we may not be able to service our customers and thereby may lose customers or damage our reputation. In addition, the success of our business requires that we establish relationships with art professionals in strategic regions around the world who can, through their expertise, source and nurture relationships with artists to develop our business. If we are unable to establish such relationships, we may be unable to procure artworks on terms acceptable to us, and our business may fail. Currently, our online marketing and sales agreements with Seven Arts and Mr. Degirmentas are the only relationships that we have established for procuring artworks.

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

We rely upon a third party provider to host our main server. In the event that this provider experiences any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer server ourselves. We may also be limited in our remedies against this provider in the event of a failure of service. A failure or limitation of service or available capacity by this third party provider could adversely affect our business and reputation.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of April 13, 2010, there were 3,893,600 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

Item 4. (Removed and Reserved).

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
Date: April 13, 2010