Form 10-Q
period 2010-05-31
PASSPORT ARTS INC.
filed 2010-07-14
CIK 1475273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number: 005-85426

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
Yes[x] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ]

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
Yes[ ] No[x]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,893,600 shares of common stock outstanding as of July 13, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the period ended May 31, 2010 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PASSPORT ARTS INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	May 31,	August 31,
	2010	2009
ASSETS

Current assets
Cash	$11,668	$16,577
Prepaid fees and expenses	-	2,000

Total current assets	$11,668	$18,577

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$19,777	$15,384
Related party loan	53,148	24,492

	72,925	39,876

Stockholder’s Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, -0- shares issued and outstanding
Common Stock, $0.001 par value; 100,000,000 shares authorized, 3,893,600 shares issued and outstanding	3,894	3,894
Additional paid in capital	11,131	11,131
Deficit accumulated during development stage	(76,282)	(36,324)

Total stockholders’ deficit	(61,257)	(21,299)

Total liabilities and stockholder’s deficit	$11,668	$18,577

PASSPORT ARTS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

				December 30,	December 30,
				2008(Date of	2008(Date of
	Three months ended		Nine months	Inception to	Inception) to
	May 31,		ended May 31,	May 31,	May 31,
	2010	2009	2010	2009	2010
					(Cumulative)
	$4,351	$-	$10,141	$-	$12,657
Revenue	1,776	-	4,766	-	6,183
Cost of Sales

Gross Margin	2,575	-	5,375	-	6,474

Expenses
General and administrative	$9,134	$7,414	$45,333	$8,751	$82,756

Net loss for the period	$(6,559)	$(7,414)	$(39,958)	$(8,751)	$(76,282)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	n/a

Weighted average number of shares outstanding	3,893,500	2,628,912	3,893,500	887,376	n/a

See summary of accounting policies and notes to financial statements.

PASSPORT ARTS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

	Nine months	December 30,	December 30
	Ended	2008 (Inception)	2008(Inception)
	May 31, 2010	May 31, 2009	May 31, 2010
Cash Flows From Operating Activities:

Net loss	$(39,958)	$(16,165)	$(76,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaids	2,000	(5,000)	-
Accounts payable and accrued liabilities	4,393	4,530	19,777

Net cash used in operating activities	(33,565)	(16,635)	(56,505)

Cash Flows From Financing Activities:
Proceeds from related party loan	28,656	16,365	53,148
Proceeds from common stock sales	-	10,400	15,025

Cash provided by financing activities	28,656	26,765	68,173

Net change in cash	(4,909)	10,130	11,668

Cash, Beginning of Period	16,577	-	-

Cash, End of Period	$11,668	$10,300	$11,668

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management has no formal plan in place to address this concern other than the Company attempting to obtain additional funds by equity financing and/or related party advances; however there is no assurance additional funding will be available.

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

On April 12, 2010, the company received an additional $14,925 from a related party. The loan is payable to the President of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4	Related Party Transactions

(a)	The President provides office premises to the Company at $952 per month. During the nine month period ending May 31, 2010, rent of $8,590 was charged to operations.

(b)

Included in accounts payable and accrued liabilities is an amount of $16,668 due to the President of the Company for unpaid rent. The amount is unsecured, non-interest bearing and has no specific terms for repayment

Passport Arts Inc.
(A Development Stage Company)
Notes to the Unaudited Financial Statements

Note 4	Related Party Transactions – (Continued)

(c)

Our current primary supplier of Artwork that we sell is Seven Arts, Ltd. a company controlled by a member of our management team. During the nine months ended May 31, 2010, $1,352 was charged by Seven Arts, Ltd and $424 was charged by Digital Butler, Vasgen Degirmentas photographer for the purchase of artwork sold.

(d)

Through May 31, 2010, our officers and directors have not received compensation for their time and the company has determined the amount of time spent through May 31, 2010 is nominal and therefore no amounts have been recorded as compensation in the consolidated financial statements.

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

Our business is located in Montreal, Canada, but we intend to serve a clientele base worldwide through our current and future operating partners. We have established—and intend to continue to establish—relationships with art professionals in strategic regions around the world who can, through their expertise, source and nurture relationships with artists to develop our business. We depend on our Vice-president, Procurement, Hasmik Ginoyan, who is also Director of Exhibitions at the National Gallery of Armenia to use her extensive contacts throughout the Caucasus and Central Asia to establish relationships directly with artists or art professionals like herself who will source unique and undiscovered artists in their respective regions to showcase on PassportArts.com.

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

Management has decided to delay a public relations and email campaigns planned for January 2010 to focus on increasing our product offering. We significantly increased our product offering in the first quarter of 2010 from 150 to 248 pieces. However, it was determined that before embarking on an extensive direct marketing effort to specific ethnic communities in the United States and Canada, the website needs to further increase its product offering especially in the lower price range of $200 and $300 to make a significant impact. We, through our representative Seven Arts in the Caucasus, are working towards signing more artists to present on our website. It has been determined that once the website reaches the objective of 500 pieces of art, we plan to direct our marketing efforts to specific ethnic communities in the United States and Canada. Management plans to target the ethnic communities in the United States and Canada through a combination of low-cost public relations and email campaigns. We have already begun sending news releases to the churches, newspapers and community organizations of our ethnic target markets in the United States and Canada. We may use opt-in email list providers in the United States and Canada such as www.listservice.com which can provide email addresses of Armenian, Georgian and Russian ethnic consumers in the United States. For example, 128,248 promotional emails to ethic Armenian consumers in the United States can be sent for $1,500 per transmission. If our resources allow, we may purchase a highly targeted opt-in email list to proven art buyers in the United States through Marigold Technologies for the purpose of reaching our “discerning buyers” segment.

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

Results of Operations

Three Month Period Ended May 31, 2010 Compared to Three Month Period Ended May 31, 2009

The following table summarizes our operating results for the three month periods ended May 31, 2010 and May 31, 2009.

	Three Month	Three Month
	Period	Period
	Ended	Ended
	May 31, 2010	May 31, 2009
Revenue	$4,351	$-
Cost of Sales	$1,776	-
Gross Margin	$2,575	-
Expenses	$9,134	7,414
Net Loss	$(6,559)	(7,414)

During the three month period ended May 31, 2010, we generated revenue of $4,351 with cost of sales of $1,776 resulting in gross margin of $2,575. We generated revenues primarily from the sale of artwork through our website. The cost of sales primarily consisted of the artwork itself. During the three month period ended May 31, 2009, we generated no revenue and did not have any cost of sales.

During the three month period ended May 31, 2010, we incurred expenses of $9,134, compared to expenses of $7,414 during the three month period ended May 31, 2009. Our expenses entirely consisted of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction.

Nine Month Period Ended May 31, 2010 Compared to the Period from December 2, 2008 (Date of Inception) to May 31, 2009

The following table summarizes our operating results for the nine month period ended May 31, 2010 and the period from December 2, 2008 (date of inception) to May 31, 2009.

		From December 2,
	Nine Month Period	2008(Date of
	Ended	Inception) to
	May 31, 2010	May 31, 2009
Revenue	$10,141	$-
Cost of Sales	$4,766	$-
Gross Margin	$5,375	$-
Expenses	$45,333	$8,751
Net Loss	$(39,958)	$(8,751)

During the nine month period ended May 31, 2010, we generated revenues of $10,141 with cost of sales of $4,766, resulting in gross margin of $5,375. We generated revenues primarily from the sale of artwork through our website. The cost of sales primarily consisted of the artwork itself. During the period from December 2, 2008 (date of inception) to May 31, 2009, we generated no revenue and did not have any cost of sales.

During the nine month period ended May 31, 2010, we incurred expenses of $45,333, entirely consisting of general and administrative expenses. During the period from December 2, 2008 (date of inception) to May 31, 2009, we incurred expenses of $8,751, entirely consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. The increase in the general and administrative expenses was primarily attributable to one-time fees related to the preparation of the registration statement for the public offering of the shares of our common stock held by some of our stockholders.

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, the number of the sources of artwork and general economic conditions.

Management anticipates expenses to rise over the foreseeable future as marketing expenses increase as a result of our efforts to increase our revenues. Management has determined that once we reach an objective of 500 pieces on the site, we plan to increase our marketing efforts including directing our marketing efforts to specific ethnic communities in the United States and Canada. In late-2010, we plan to launch French and Spanish parallel sites to passportarts.com. By 2011, we plan to launch Russian and Chinese parallel sites to passportarts.com to better penetrate into these two growing art markets. Management also anticipates expenses to rise as we face increased professional costs from being a public company.

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

Liquidity and Capital Resources

Working Capital

	At May 31,	At August 31,
	2010	2009
Current assets	$11,668	$18,577
Current liabilities	72,925	39,876
Working capital (deficiency)	$(61,257)	$(21,299)

At May 31, 2010, we had cash of $11,668 and working capital deficit of $61,257 as compared to cash of $18,577 and working capital deficit of $21,299 at August 31, 2009. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

On September 21, 2009, we received $3,730 from Asbed Palakian, our president, chief executive officer, secretary and treasurer and on December 22, 2009, we received an additional $10,000 from Mr. Palakian and on April 12, 2010, we received an additional $14,925 from Mr. Palakian. These loans are unsecured, non-interest bearing and have no specific terms for repayment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

As required by Rules 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer (our principal executive officer, principal financial officer, and principal accounting officer).

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

We incurred a net loss of $76,282 for the period from December 2, 2008 (date of inception) to May 31, 2010. On May 31, 2010, we had cash of $11,668. Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for the period from December 2, 2008 (date of inception) to August 31, 2009, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of July 13, 2010, there were 3,893,600 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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
Date: July 14, 2010