Form 10-K
period 2010-08-31
PASSPORT ARTS INC.
filed 2010-10-26
CIK 1475273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 005-85426

PASSPORT ARTS INC.
(Exact name of registrant as specified in its charter)

Nevada	90-0529190
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5147 Mountain Sights
Montreal, Quebec, Canada	H3W 2Y1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (514) 961-0140

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant Rule 405 of Regulation S-T (§220.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes [   ]    No [   ] Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$133,375 based on a price of $0.25 per share multiplied by 533,500 common shares held by non-affiliates. The common shares of our company have not traded to date. As a result, aggregate market value has been determined by the issue price per share of the last private placement of our company, whereby 18,500 common shares were issued at $0.25 per common share on April 23, 2009.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

3,893,600 common shares issued and outstanding as of October 25, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not applicable.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events. In some cases, you can also identify forward-looking statements by terminology such as “may”, “should”, “plan”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. References to common shares refer to common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, and “our” refer to Passport Arts Inc., a Nevada corporation, and/or its wholly-owned subsidiary, Passport Arts Inc., a Quebec corporation, as the context may require.

PART I

Item 1. Business.

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

As a result of our failure to generate substantial revenues from our current business, we are simultaneously seeking compatible or alternate business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We have not entered into any definitive agreements to enter into a business acquisition or opportunity to date and there can be no assurance that we will be able to enter into any definitive agreements. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

The search for new business opportunities, and any due diligence required in connection with such business opportunities, is expected to be undertaken by Asbed Palakian, our president and chief executive officer, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Palakian may utilize the services of outside consultants or advisors. Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that any new acquisition or business opportunity by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue such an acquisition or opportunity. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

In January 2011, resources allowing, we plan to direct our marketing efforts to specific ethnic communities in the United States and Canada. We plan to target these communities through a combination of low-cost public relations and email campaigns. We have already begun sending news releases to the churches, newspapers and community organizations of our ethnic target markets in the United States and Canada. We may use opt-in email list providers in the United States and Canada such as www.listservice.com which can provide email addresses of Armenian, Georgian and Russian ethnic consumers in the United States. For example, 128,248 promotional emails to ethic Armenian consumers in the United States can be sent for $1,500 per transmission. If our resources allow, we may purchase a highly targeted opt-in email list to proven art buyers in the United States through Marigold Technologies for the purpose of reaching our “discerning buyers” segment.

Since the launch of our website in July 2009, we have collected hundreds of email addresses from people around the world who have visited our site. In 2010, we plan to develop a monthly online newsletter as a mechanism to pull users back to passportarts.com.

In early 2011, resources allowing, we intend to begin paid search campaigns through Google AdWords to increase traffic to the site. We also intend to develop an affiliate program through Clickbank.com and their network of 100,000 affiliates to offer compensation to drive buyers to passportarts.com. Also in early 2011, we plan to launch French and Spanish parallel sites to passportarts.com. By the end of 2011, we plan to launch Russian and Chinese parallel sites to passportarts.com to better penetrate into these two growing art markets.

Seven Arts Ltd.

Currently, we have an online marketing and sales agreement with Seven Arts Ltd., a company incorporated in Armenia, which handles the logistics of procurement and shipment of artworks from the Caucasus and Central Asia. Seven Arts’ through its principal, Hasmik Ginoyan is well-known in the art circles of the region. They have organized extensive exhibitions to present and sell Caucasian artworks globally in regions including the Middle East, Australasia, North America and Europe. Seven Arts’ network of artist contacts is extensive throughout the Caucasus and Central Asia. In addition, Seven Arts Ltd. is the publisher of a leading art periodical in the Caucasus entitled “Armenian Art Magazine”, which is distributed world-wide and is published in Armenian, English and French.

We facilitate the sale of artwork to a buyer while Seven Arts fulfills the order by working with the artist to dispatch the artwork. We contain costs by having artwork shipped directly from artist to buyer without having to carry inventory. As a result, we do not have direct agreements with artists in these regions but transact with artists through Seven Arts. We hold the exclusive right for online sales for the artworks which artists supply through contract with Seven Arts. According to the terms of our online marketing and sales agreement, Seven Arts (and not our company) is liable for damage to or loss of artwork during transit to the buyer.

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

Recently we have also initiated discussions directly with artists who also live in the Caucasus and Central Asia region in the hope of entering into purchase agreements with them. Although we expect Seven Arts to remain the linchpin of our procurement efforts in the Caucasus and Central Asia, we foresee initiating and completing other such direct agreements with artists as the situation sees fit. Whomever the agreement is with, be it a third party or directly with the artist, we expect that our four basic tenets will always remain the same.

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

The sales model for a Passport Arts transaction is as follows:

Our Products

We showcase artworks in an online gallery located at passportarts.com, which was launched in July 2009. Initially we are focusing procurement of artworks from the countries of the Caucasus: Armenia, Georgia, Nagorno-Karabakh, and the Black Sea region of Russia. Presently there are approximately 248 pieces of artworks available at passportarts.com. Artworks range in price from $300 to $10,000. As a showcase for contemporary art, passportarts.com allows users to create their own personal galleries for viewing and engages art buyers in the acquisition process. From initial searching through artworks to carrying through to purchase, we believe that passportarts.com is accessible to expert and novice art buyers alike.

We offer art aficionados works they might otherwise never see. We believe that our on-the-ground network of artists combined with a user-friendly but tech-savvy online showcase make us different from our competition. The online gallery at passportarts.com provides an engaging experience for both experienced and beginner art collectors. We believe that the artworks exhibited on the site is difficult, if not impossible, to find elsewhere as artists of these regions live and work in small, often isolated areas. We believe that while these artists are rich in talent, few possess the kind of marketing resources to drive sales of their work outside the boundaries of their home countries. The lack of online connectivity to artists of the Caucasus and Central Asia provides us an opportunity to be first in the market of exhibiting their works outside the boundaries of their home countries.

Customer Service

We guarantee 100% buyer satisfaction through a 14-day unconditional return policy. If, for any reason, the customer is unhappy with his or her purchase, it can be returned for a full refund, provided that the work is returned to the country of origin in its original condition. The buyer is responsible for the cost of the return shipping but will not be charged any return or restocking fees by us. We believe that this level of customer service satisfaction is rare for any online art dealer and that it will be a point of marked differentiation from our competitors.

Target Markets

We have three target markets: shared-ethnicity buyers, affinity buyers, and discerning buyers:

  Shared-ethnicity buyers are defined as expatriates of the same ethnic ancestry as an artist whose artwork is sold through us but who reside outside of that country, e.g. Armenian buyers living outside of Armenia who purchase Armenian artwork from us;

  Affinity buyers are defined as former residents and visitors of an area where we procure artworks. Assuming a positive experience during their stay in that region, these art patrons could be expected to have a high affinity for the artworks from that country or region; and

  Discerning buyers are defined as art buyers worldwide who seek high-quality, rare international artworks.

We believe that the global contemporary art market is still developing and pushing out into new territory in pace with the economic growth of domestic economies. As such, we plan to continue to expand our gallery of offerings and increase the diversity of ethnic artistry therein. Growth opportunities also include launching parallel multilingual websites to serve French, Spanish, Russian and Chinese markets. Future growth may also involve product extensions of art-related products, such as licensed apparel, reproduction art, greeting cards, Giclées and so on.

Competition

We compete in a market that is highly competitive and expect competition to intensify in the future. We currently or potentially compete with a variety of companies, both the traditional brick-and-mortar galleries and online art dealers. Many of our competitors have significantly greater financial, technical, and marketing resources. Those that have established a presence on the Internet have already begun to establish a customer base and their brand. Many of these companies have existed for a longer period, have greater financial resources, and have established marketing relationships with leading manufacturers, strategic partners, and advertisers, and have secured greater presence in distribution channels. We believe there are also numerous other smaller entrepreneurial companies that are focusing on developing websites to market and sell artworks on the Internet that will compete directly with our website.

However, we believe that we have a competitive advantage over our competitors in some areas, as described below.

Traditional Galleries in Countries Where Our Artists Reside

There are several brick-and-mortar galleries in the countries where we procure artworks at which buyers could purchase artworks from the artists contracted by Seven Arts. Shared-ethnicity buyers, the first priority target market, who are visiting the land of their ancestry, for example, could purchase artworks directly from a gallery. Similarly, affinity buyers may also be present in person to make a purchase.

It is possible that this can become an advantage to us as buyers can ‘touch and feel’ the art but may not be ready to buy. At a later date, once they have had time to think through what could be a significant financial investment, they can then purchase that artist’s artworks through passportarts.com from the comfort and security of their own home.

As an additional edge over traditional galleries, our business model allows for an average mark-up of 25% on artworks—which we believe is significantly lower than the traditional gallery mark-up of between 50 to 100%. This provides a price-point advantage to us. In addition, we believe that our artists’ prices are less expensive than comparable works by artists residing in the United States or Canada which may also vie for our buyers’ attention.

Online Art Dealers

Though there are numerous online art dealers and virtual galleries on the Internet, only a few have similar artworks as we do and would target a similar buyer. In general, we believe that these online galleries fail to impress and none take a buyer from arrival on-site to completed purchase as in our sales model. The two most likely contenders for competition are assessed below:

  Roslin Gallery (www.roslin.com) - This is an unsophisticated website with an extensive inventory of Armenian art only. No prices are displayed nor can a buyer purchase online. Anyone wanting to know the price of particular work must send an inquiry by email and pay by cheque.

  Russian Art Gallery (www.russianartgallery.com) - Although it is an extensive site with artworks from the Caucasus region, Russia and the Ukraine, similar to our website, it seems to serve largely as a lead generator and is not intended to complete the purchase online. For the majority of artworks, a buyer must inquire by contacting the company thus complicating the transaction and likely resulting in lower conversion rates of browsers to buyers.

It is possible one of these competitors could improve its online sales approach and imitate our approach. However, we utilize three key organizational strengths to create a competitive advantage: 1) our existing access to hard-to-reach artists; 2) savvy promotion and buyer engagement through passportarts.com; and 3) exceptional customer service guaranteeing 100% buyer satisfaction. While competitors may be able to imitate one of those three key strengths, we do not believe that it is likely that they will be able to imitate all three and capture the synergy that we can exploit through our business model.

Intellectual Property

We own the domain name passportarts.com. Asbed Palakian, our president and chief executive officer, purchased the domain name on our behalf for a period of two years at a cost of $23.74. The domain name is renewable at any time. The website is hosted by Google App Engine, free of charge.

We intend to register “Passport Arts” as a trademark in Canada. We have conducted initial searches on the registrability of “Passport Arts” as a trademark and found there to be no conflicting prior marks. As a result of these searches, we have determined that registration is feasible. We intend to file a trademark application for “Passport Arts” for the registration in Canada and expect that this trademark application will take 16 to 20 months from filing to registration.

We are not aware that our services or proprietary rights infringe the proprietary rights of third parties. However, from time to time, we may receive notices from third parties asserting that we have infringed their trademarks, copyrights or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause service stoppages or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing opportunities, require disputed rights to be licensed from others, or require us to cease the marketing or use of our website, any of which could have a material adverse effect on our business, operating results and financial condition.

Governmental Regulations

There are two aspects of our business which face significant governmental regulation or are likely to face such regulation: our sales offering via the Internet and laws and regulations regarding the sale of artworks in various countries.

Within the United States and Canada, the legal landscape for Internet privacy is new and rapidly evolving. Collectors and users of customer information over the Internet face potential liability for public disclosure of private information. Due to the increasing popularity and use of the Internet, it is likely that a growing number of laws and regulations will be adopted at the international, federal, state, local, and foreign levels relating to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of services. Furthermore, if more stringent customer protection laws are imposed, additional burdens will be placed on those companies conducting business online. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet could harm our business.

We are also subject to certain laws and regulations regarding the sale of artworks in various countries, including import and export laws. Also sellers of retail art and collectibles are particularly susceptible to unscrupulous individuals selling forged or stolen goods. There are significant federal, state, foreign, and local penalties for merchants who sell forged or stolen goods, or goods that violate existing copyright interests. Although we intend to make an effort to insure that our supply of goods comes from reputable artists and sources, we may nevertheless be liable under these regulations for sales of such articles. Liability can include civil and criminal penalties, as well as forfeiture of the artworks without compensation. We may be able to insure against the costs of some, but not all of these regulations, but do not currently maintain such insurance. Liability under existing criminal or civil regulations for such sales could have a material, adverse impact on our business.

Employees

Our president, chief executive officer, secretary, treasurer, and one of our directors, Asbed Palakian, and our vice-president, procurement, Hasmik Ginoyan, are the only employees of our company. We contract with consultants, advisors and service providers as needed but, as a cost-containment measure, do not maintain administrative employees.

Item 1A Risk Factors

Risks Associated with Our Financial Condition

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $107,058 for the period from December 2, 2008 (date of inception) to August 31, 2010. On August 31, 2010, we had cash of $551. Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for the year ended August 31, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

The amount of time which each of our executive officers devote to our business is limited. Asbed Palakian, our president, chief executive officer, secretary and treasurer, and Hasmik Ginoyan, our vice-president, procurement, currently devote approximately 40% and 30%, respectively, of their working time to our company. All of our executive officers have other business interests. While we expect them to increase the percentage of the working time they devote to our company if our operations increase, the amount of time which they devote to our business may not be sufficient to fully develop our business.

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

We are authorized to issue up to 100,000,000 shares of common stock and 100,000,000 shares of preferred stock. As of October 25, 2010, there were 3,893,600 shares of our common stock issued and outstanding and no shares of our preferred stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or preferred stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Principal Office

Our principal executive offices are located at 5147 Mountain Sights, Montreal, Quebec H3W 2Y1, Canada. We rent the 300 square foot offices from Lumisculpt Productions, Inc. at a monthly rent of CDN$1,000, including G.S.T. (General Sales Tax of 5%), together with all outstanding charges and disbursements, to pay interest of 2.0% per month on any invoiced charges, disbursements or service fees, including interest on interest charges which are outstanding for more than 30 days, and to pay any taxes or license fees assessed against us or that portion of the premises occupied by us as additional rent. The agreement is for a term of 12 months commencing on December 15, 2008 and thereafter on a month-to-month basis. The agreement may be terminated by Lumisculpt by giving one month’s clear written notice to us, or immediately for cause. The agreement may be terminated by us by giving two months clear written notice to Lumisculpt, following the six month term, provided, however, that all terms of the agreement have been complied with by us to Lumisculpt’s satisfaction. Lumisculpt Productions Inc. is a company of which Asbed Palakian is the founder and principal. Also Mr. Palakian owns and controls Lumisculpt. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. (Removed and Reserved).

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are quoted on the OTC Bulletin Board under the symbol “PPOR”. Our CUSIP number is 702848 102. There have been no trades of our shares of common stock reported on the OTC Bulletin Board.

Holders of our Common Stock

As of the date of this report the shareholders' list of our common shares showed 42 registered shareholders holding 3,893,600 shares; there are no shares held by broker-dealers. There are 3,893,600 shares outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans in place.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Since the beginning of the fourth quarter of our fiscal year ended August 31, 2010, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for the year ended August 31, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

The following discussion should be read in conjunction with our audited consolidated financial statements for the year ended August 31, 2010 and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 10 of this annual report.

Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

In order to be profitable, we need to grow and expand our product offering. Currently we have approximately 248 artworks for sale. We will need to significantly increase that number in order to offer something for everyone. As well, we will need to offer lower-cost products such as poster reproductions from the original art to supplement revenue. We will need to translate the site to other major languages like French, Spanish, Chinese and Russian in order to reach more potential buyers. To accommodate these future initiatives, our website must be able to handle the larger product offering and increased traffic.

As a result of our failure to generate substantial revenues from our current business, we are simultaneously seeking compatible or alternate business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We have not entered into any definitive agreements to enter into a business acquisition or opportunity to date and there can be no assurance that we will be able to enter into any definitive agreements. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

The search for new business opportunities, and any due diligence required in connection with such business opportunities, is expected to be undertaken by Asbed Palakian, our president and chief executive officer, who is not a professional business analyst. In seeking or analyzing prospective business opportunities, Mr. Palakian may utilize the services of outside consultants or advisors. Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that any new acquisition or business opportunity by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue such an acquisition or opportunity. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

If our existing relationship with Seven Arts or Vasgen Degirmentas deteriorates or is terminated in the future, and we are not successful in establishing a relationship with an alternative supplier at prices and products currently offered by Seven Arts Ltd. or Vasgen Degirmentas, our results of operations could be adversely affected. In addition, a significant decline in the financial condition of Seven Arts Ltd. or Vasgen Degirmentas, a material rise in their prices or a reduction in the number of products currently available from them could adversely affect our results of operations. In order to reduce our reliance on Seven Arts or Vasgen Degirmentas, we need to identify greater sources of artwork to offer to our customers. It is not known whether we will be able to identify such sources.

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

Results of Operations

For the year ended August 31, 2010 and for the period from December 2, 2008 (Date of Inception) to August 31, 2009

The following table summarizes our operating results for the year ended August 31, 2010 and for the period from December 2, 2008 (Date of Inception) to August 31, 2009:

		From December 2, 2008
		(Date of Inception) to
	August 31, 2010	August 31, 2009

Revenue	$10,141	$2,516
Cost of Sales	$4,766	$1,417
Gross Margin	$5,375	$1,099
Expenses	$76,321	$37,423
Gain/Loss on Sale of Assets	$(212)	$-
Net Loss	$70,734	$36,324

During the year ended August 31, 2010, we generated revenues of $10,141 with cost of sales of $4,766, resulting in gross maring of $5,375. We generated revenues primarily from the sale of artwork through our website. The cost of sales primarily consisted of the artwork itself.

During the period from December 2, 2008 (date of inception) to August 31, 2009, we generated revenues of $2,516 with cost of sales of $1,417, resulting in gross margin of $1,099. We generated revenues primarily from the sale of artwork through our website. The cost of sales primarily consisted of the artwork itself.

There are minimal revenues and management cannot offer any assurance that we will continue to generate revenues as our revenues are affected by factors such as the success of our marketing efforts, the size of our customer base, the number of the sources of artwork and general economic conditions.

During the year ended August 31, 2010, we incurred expenses of $76,321, entirely consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction. Initially, a significant portion of our expenses were attributed to one-time legal fees for the preparation of contracts and fees related to the preparation of the registration statement for the public offering of the shares of our common stock held by some of our stockholders.

During the period from December 2, 2008 (date of inception) to August 31, 2009, we incurred expenses of $37,423, entirely consisting of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction.

Management anticipates expenses to rise over the foreseeable future as marketing expenses increase as a result of our efforts to increase our revenues. Beginning January 2011, we plan to increase our marketing efforts including directing our marketing efforts to specific ethnic communities in the United States and Canada. In early-2011, we plan to launch French and Spanish parallel sites to passportarts.com. By the end of 2011, we plan to launch Russian and Chinese parallel sites to passportarts.com to better penetrate into these two growing art markets. Management also anticipates expenses to rise as we face increased professional costs from being a public company.

Since we only recently commenced business operations, management does not believe past performance is indicative of future performance.

Liquidity and Capital Resources

Working Capital

	As at August 31,	As at August 31,
	2010	2009
Current assets	$551	$18,577
Current liabilities	$92,584	39,876
Working capital (deficiency)	$(92,033)	$(21,299)

As at August 31, 2010, we had cash of $551 and working capital deficit of $92,033. We have incurred operating losses since inception, and this is likely to continue in the foreseeable future.

We require funds to enable us to address our minimum current and ongoing expenses. Presently, our revenue is not sufficient to meet our operating and capital expenses. Management projects that we may require an additional $55,600 to fund our operating expenditures for the next twelve month period as follows:

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

Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for the year ended August 31, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. We have not yet achieved profitable operations, have accumulated losses since our inception and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The Report of the Independent Registered Public Accounting Firm by MaloneBaily, LLP for the audited financial statements for the year ended August 31, 2010 are included herein immediately preceding the audited financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors,
Passport Arts Inc.
(A Development Stage Company)
Vancouver, British Columbia, Canada

We have audited the accompanying balance sheets of Passport Arts Inc. (A Development Stage Company) as of August 31, 2010 and 2009 and the related statements of operations, cash flows, and stockholders’ equity for the year ended August 31, 2010 and for the period from December 2, 2008 (date of inception) through August 31, 2010 and 2009. These financial statements are the responsibility of the Passport Arts’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Passport Arts Inc. as of August 31, 2010 and 2009 and the results of their operations and their cash flows for the year ended August 31, 2010 and the period from December 2, 2008 (date of inception) through August 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that Passport Arts Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Passport Arts Inc. is in the development stage and is yet to attain profitable operations which raise substantial doubt about the its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MaloneBailey, LLP
MaloneBailey, LLP
www.malone-bailey.com
Houston, TX
October 25, 2010

PASSPORT ARTS INC.
(A Development Stage Company)
BALANCE SHEETS

	August 31,	August 31,
	2010	2009
ASSETS

Current assets
Cash	$551	$16,577
Prepaid fees and expenses	-	2,000

Total current assets	$551	$18,577

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$28,711	$15,384
Related party loan	63,873	24,492

	92,584	39,876

Stockholder’s Deficit
Preferred stock, $0.01 par value, 100,000,000 shares authorized, -0- shares issued and outstanding
Common Stock, $0.001 par value; 100,000,000 shares authorized, 3,893,600 shares issued and outstanding	3,894	3,984
Additional paid in capital	11,131	11,131
Deficit accumulated during development stage	(107,058)	(36,324)

Total stockholders’ deficit	(92,033)	(21,299)

Total liabilities and stockholder’s deficit	$551	$18,577

See summary of accounting policies and notes to financial statements.

PASSPORT ARTS INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

		December 2,	December 2,
		2008 (Date of	2008 (Date of
	Year ended	Inception) to	Inception) to
	August 31,	August 31,	August 31,
	2010	2009	2010
			(Cumulative)

Revenue	$10,141	$2,516	$12,657
Cost of Sales	4,766	1,417	6,183

Gross Margin	5,375	1,099	6,474

Expenses
General and administrative	76,321	37,423	113,532

Gain/Loss on Sale of Assets	(212)	-	(212)

Net loss for the period	$(70,734)	$(36,324)	$(107,058)

Basic and diluted loss per common share	$(0.02)	$(0.03)	n/a

Weighted average number of common shares outstanding	3,893,600	1,443,660	n/a

See summary of accounting policies and notes to financial statements.

PASSPORT ARTS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Year	December	December 2,
	Ended	2, 2008	2008(Inception)
	August 31,	(Inception)	through
	2010	through	August 31, 2010
		August 31,
		2009
Cash Flows From Operating Activities:
Net loss	$(70,734)	$(36,324)	$(107,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaids	2,000	(2,000)	-
Accounts payable and accrued liabilities	13,327	15,384	28,711

Net cash used in operating activities	(55,407)	(22,940)	(78,347)

Cash Flows From Financing Activities:
Proceeds from related party loan	39,381	24,492	63,873
Proceeds from common stock sales	-	15,025	15,025

Cash provided by financing activities	39,381	39,517	78,898

Net change in cash	(16,026)	16,577	551

Cash, Beginning of Period	16,577	-	-

Cash, End of Period	$551	$16,577	$551

Supplemental Disclosures of Cash Flow Information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See summary of accounting policies and notes to financial statements.

PASSPORT ARTS INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
From December 2, 2008 (Date of Inception) to August 31, 2010

			Additional	Deficit
	Common Stock		Paid- In	Accumulated during
	Shares	Par value	Capital	Exploration Stage	Total

Common stock issued for cash at initial capitalization - at $0.001	3,150,100	$3,150	$-	$-	$3,150

Common stock issued for cash pursuant to private placement - at $0.01	725,000	725	6,525	-	7,250

Common stock issued for cash pursuant to private placement - at $0.25	18,500	19	4,606	-	4,625

Net Loss				(36,324)	(36,324)

Balance at August 31, 2009	3,893,600	3,894	11,131	(36,324)	(21,299)

Net Loss				(70,734)	(70,734)

Balance at August 31, 2010	3,893,600	$3,894	$11,131	$(107,058)	$(92,033)

See summary of accounting policies and notes to financial statements.

Passport Arts Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 1	Description of Business and Significant Accounting Policies

Passport Arts Inc. (“Passport Arts”) incorporated in the State of Nevada on December 2, 2008 and Passport Arts’ wholly-owned subsidiary was incorporated in the province of Quebec, Canada on December 10, 2008. Passport Arts intends to sell artwork from an on-line gallery. Passport Arts procures artwork directly from artists working primarily in the Caucasus and Central Asia for sales in developed art markets like the US, UK and Canada.

At August 31, 2010, substantially all of Passport Arts assets and operations are located and conducted in Canada.

Summary of Significant Accounting Policies

a)	Development Stage

Passport Arts is a development stage company as defined in ASC 915-15, as it is devoting substantially all of its efforts to developing markets for its product and there have been no significant revenues from planned principal operations from inception through August 31, 2010. Consequently accumulated amounts are shown from the commencement of this development stage, December 2, 2008.

b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ significantly from those estimates.

c)	Cash and Cash Equivalents

For statement of cash flows purposes, Passport Arts considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

d)	Revenue Recognition

Passport Arts recognizes revenue in accordance with the criteria outlined in the Securities Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”) Revenue Recognition. Revenues will be recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

e)	Web Site Costs

The Company accounts for web site costs maintenance with ASC 350, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use”, ASC 985, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” and ASC 350, “Accounting for Web Site Development Costs”. Accordingly web site development costs that are incurred during the application and web site infrastructure stage and the graphic and content development stages are capitalized.

Passport Arts Inc.
(A Development Stage Company)
Notes to the Financial Statements

The Company’s management has also determined that it is probable the project will be completed and the software will be used as intended. The capitalized costs of web site development will be amortized over three years on a straight-line basis upon completion of its development and commencement of its use.

Web site costs incurred during the planning stage and pre-operating stage are expensed as incurred. From inception through August 31, 2010, $5,475 ($5,700 CDN) was expensed as website development costs.

f)	Income Taxes

Passport Arts uses the assets and liability method of accounting for income taxes pursuant to ASC 740 “Accounting for Income Taxes”. Under the assets and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Effective December 2, 2008, Passport Arts implemented the ASC 740, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with ASC 740. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position.

g)	Basic Loss Per Share

Passport Arts reports basic loss per share in accordance with ASC 260, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). At August 31, 2010, Passport Arts had no outstanding common stock equivalents.

h)	Stock based compensation

Passport Arts recognizes stock based compensation under ASC 718 requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. Passport Arts accounts for non-employee share-based awards in accordance with ASC 505-50, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Passport Arts Inc.
(A Development Stage Company)
Notes to the Financial Statements

i)	Currency Translation

Passport Arts’ functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date in accordance with ASC 830, “Foreign Currency Translation”. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. Passport Arts has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. As of August 31, 2010, the impact of foreign currency translations were nominal.

j)	Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 2	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that Passport Arts will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should Passport Arts be unable to continue as a going concern. At August 31, 2010, Passport Arts had not yet achieved profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about Passport Arts’ ability to continue as a going concern. Passport Arts’ ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 3	Income Taxes

The Company uses the asset and liability method of accounting for deferred income taxes wherein deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes at rates expected to be in effect when the differences are realized. During fiscal 2010, the Company incurred net losses and therefore has no current tax liability.

Passport Arts Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 3	Income Taxes (continued)

The net deferred tax asset generated by the Company’s net operating loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $106,000 at August 31, 2010. At August 31, 2010, deferred tax assets consisted of the following:

	August 31, 2010	August 31, 2009
Deferred tax assets
Net operating losses	$36,290	5,500
Less: valuation allowance	(36,290)	(5,500)

Net deferred tax assets	$-	$-

Note 4	Related Party Loan

The loan is payable to Asbed Palakian, the President of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 5	Related Party Transactions

(a)	On December 2, 2008, the Company issued 2,887,500 shares of common stock to the President of the Company at $0.001 per share for cash proceeds of $2,888.

(b)	On December 2, 2008, the Company issued 131,250 shares of common stock to a director of the Company at $0.001 per share for cash proceeds of $131.

(c)

The President provides office premises to the Company at $960 ($1,000 CDN) per month. During the year ended August 31, 2010, rent of $11,472 ($12,000 CDN) was charged to operations. On September 1, 2010, the lease was extended in month to month basis.

(d)

Included in accounts payable and accrued liabilities is an amount of $19,551 ($20,500 CDN) due to the President of the Company for unpaid rent. The amount is unsecured, non-interest bearing and has no specific terms for repayment

Note 6	Common Stock

(a)	On December 2, 2008 the Company issued 131,250 shares of common stock to a non-US person at $0.001 per share for cash proceeds of $131.

(b)	On December 2, 2008, the Company issued 2,887,500 shares of common stock to the President of the Company at $0.001 per share for cash proceeds of $2,888.

(c)	On January 20, 2009, the Company issued 131,250 shares of common stock to a director of the Company at $0.001 per share for cash proceeds of $131.

(d)	In February 2009, the Company issued 725,000 shares of common stock to non-US persons at $0.01 per share for cash proceeds of $7,250.

(e)	In April 2009, the Company issued 18,500 shares of common stock to non-US persons at $0.25 per share for cash proceeds of $4,625.

Passport Arts Inc.
(A Development Stage Company)
Notes to the Financial Statements

Note 7	Subsequent Events

(a)	On September 15, 2010, the President of the company advanced $8,000 and the loan is unsecured, bearing no interest, and due on demand.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, being August 31, 2010. The ineffectiveness of our disclosure controls and procedures were due to a lack of segregation of duties and not having an audit committee.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive officer and our principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, being August 31, 2010. In making this assessment, management used the framework set forth in the report entitled “Internal Control ~~–~~ Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of August 31, 2010. The ineffectiveness of our internal control over financial reporting was due to a lack of segregation of duties and not having an audit committee.

Management believes that this material weakness did not have an effect on our financial results due primarily to the transparency of, ready access to and periodic review of the bank accounts and bank statements by our management and directors.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Asbed Palakian	President, Chief Executive Officer, Secretary, Treasurer, and Director	52	December 2, 2008
Constantina Kefallinos	Director	49	December 2, 2008
Hasmik Ginoyan	Vice-President, Procurement	47	January 20, 2009

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Asbed Palakian, President, Chief Executive Officer, Secretary, Treasurer, and Director

Asbed Palakian has over 30 years experience in cutting edge media promotion, marketing and advertising. He is the founder of Lumisculpt Productions Inc. and has been its principal since 1980. Lumisculpt is a multimedia company that has provided services to world-renowned companies and individuals for over 25 years. Lumisculpt’s state-of-the-art production house is fully digital and consistently produces projects that illuminate, captivate and entertain. His diverse client roster includes Bombardier, Rolls Royce, Imperial Tobacco (BAT), Pfizer, Microsoft, Christian Dior, Estee Lauder, Standard Life, Ferrari, and many more international corporations.

Mr. Palakian has been our president, chief executive officer, secretary, treasurer, and one of our directors since our incorporation on December 2, 2008. Mr. Palakian provides executive oversight and strategic leadership to our company as well as manages the day-to-day operations.

We believe Mr. Palakian is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his business experiences as described above.

Constantina (Dina) Kefallinos, Director

Over the past 18 years Dina Kefallinos has developed progressively more senior levels of expertise in global logistics. During her tenure at Domtar Inc., she managed relocation policy and the complete in-house administration of over 250 top executive transfers throughout North America annually. She then joined Royal LePage Relocation Services Ltd where, for several years, she held a key position in government services overseeing a large staff, nearly half of whom were on-site at the Department of National Defense headquarters in Ottawa, Canada. Under her administration, the transfer of the highest military personnel on a national and international basis was ensured. She most recently joined Crown Worldwide Group, a global leader in relocation services, information management and high value logistics, as manager of Canadian corporate accounts.

In addition, Ms. Kefallinos shares both a personal and professional passion for excellence in art management. From 1999 to 2004, she applied her management expertise to the art world as co-owner of two art galleries in Montreal: Le Monde d’Art and La Boite d’Artiste. She exploits her expertise in both executive global logistics management and her experience in the art world through involvement in our procurement, contractual arrangements, negotiating and strategic decision-making.

From June 2002 to April 2006, Ms. Kefallinos was a consultant for Ward O’Farrel Consultants in Montreal, Quebec. From April 2006 to September 2008, she was a regional manager, government services, Quebec and National Capital Region, for Royal LePage Relocation Services in Montreal, Quebec. Since September 2008, she has been an account manager, Eastern Canada, for Crown Relocations in Montreal, Quebec.

Ms. Kefallinos has been one of our directors since our incorporation on December 2, 2008.

We believe Ms. Kefallinos is qualified to serve on our board of directors because of her knowledge of our company’s history and current operations, which she gained from serving our company as one of our directors, in addition to her business experiences as described above.

Hasmik Ginoyan, Vice-President, Procurement

Hasmik Ginoyan received her certificate in Art Management from Harvard University. Since 1980, she has worked at the National Gallery of Armenia – one of the most important art galleries of the former Soviet Union–and is currently the Director of Exhibitions for the gallery. In that role she has organized extensive exhibitions to present and sell Caucasian artworks globally in regions including the Middle East, Australasia, North America and Europe. Her network of artist contacts is extensive throughout the Caucasus and Central Asia. In addition, since 2002, she has been the president of the art marketing company Seven Arts Ltd, which functions as one of our global operating partners. Seven Arts Ltd. is the publisher of a leading art periodical in the Caucasus entitled "Armenian Art Magazine", which is distributed world-wide and is published in Armenian, English and French.

Ms. Ginoyan has been our vice-president, procurement since January 20, 2009. Ms. Ginoyan intends to use her existing comprehensive network of contacts to source artworks, contract with artists and arrange for dispatch to buyers.

Directorships of Other Reporting Companies

None of our directors and officers are directors and officers of other reporting companies.

Family Relationships

There are no family relationships between our directors and executive officers.

Involvement in Certain Legal Proceedings

During the past ten years, none of our executive officers or directors have had any of the following events occur:

  a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

  being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking business;

  being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

  Being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended August 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Our board of directors on October 12, 2010, adopted a formal written Code of Ethics and Busines Conduct for our directors, senior officers and employees.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that we do not have an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have an audit committee or committee performing similar functions nor do we have a written audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committee can be adequately performed by our board of directors.

Nominating and Compensation Committees

We do not have nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by our board of directors. Our board of directors has not adopted a charter for the compensation committee.

Our board of directors also is of the view that it is appropriate for us not to have a nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by shareholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Item 11. Executive Compensation.

General

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended August 31, 2010 and for the period from December 2, 2008 (Date of Inception) to August 31, 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended August 31, 2010 and for the period from December 2, 2008 (Date of Inception) to August 31, 2009,

whom we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

Summary Compensation Table – Fiscal Years Ended August 31, 2010 and 2009

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Asbed Palakian President, Chief Executive Officer, Secretary, Treasurer, and Director(1)	2010 2009(2)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Hasmik Ginoyan Vice- President, Procurement(3)	2010 2009(2)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Asbed Palakian was appointed as our president, chief executive officer, secretary, treasurer and one of our directors on December 2, 2008.

(2)	For the period from December 2, 2008 (Date of Inception) to August 31, 2009

(3)	Hasmik Ginoyan was appointed as our vice-president, procurement on January 20, 2009.

Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Compensation of Directors

No director received or accrued any compensation for his or her services as a director since our inception.

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

We have not entered into any employment (or consulting) agreements or arrangements, whether written or unwritten, with our directors or executive officers since our inception.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, named executive officers and current executive officers, individually and our directors and current executive officers as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his or her shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Asbed Palakian 5147 Mountain Sights Montreal, Quebec H3W 2Y1 Canada	Common Stock	2,887,600	Direct	74.2%
Constantina Kefallinos 5147 Mountain Sights Montreal, Quebec H3W 2Y1 Canada	Common Stock	341,250	Direct	8.8%
Hasmik Ginoyan 5147 Mountain Sights Montreal, Quebec H3W 2Y1 Canada	Common Stock	131,250	Direct	3.4%
Directors and Executive Officers (3 – as a group)	Common Stock	3,360,100		86.3%

Notes:

(1)

Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this report as of which there were 3,893,600 shares of our common stock issued and outstanding.

(2)	Based on 3,893,600 number of shares of common stock issued and outstanding as of the date of this report.

Changes in Control

We are unaware of any arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Other than as disclosed below, there has been no transaction, since our inception on December 2, 2008, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On December 2, 2008, we issued 100 shares of our common stock to Asbed Palakian, our president, chief executive officer, secretary, treasurer, and one of our directors, and a beneficial owner of 74.2% of outstanding shares of our common stock, at $0.001 per share for gross proceeds of $0.10. On December 2, 2008, we issued 2,887,500 shares of our common stock to Mr. Palakian at $0.001 per share for gross proceeds of $2,887.50.

On December 2, 2008, we issued 131,250 shares of our common stock to Constantina Kefallinos, one of our directors, at $0.001 per share for gross proceeds of $131.25.

On January 20, 2009, we issued 131,250 shares of our common stock to Hasmik Ginoyan, our vice-president, procurement, at $0.001 per share for gross proceeds of $131.25.

On December 15, 2008, through our subsidiary, Passport Arts Inc., a Quebec corporation, we entered into an office rental agreement with Lumisculpt Productions Inc., a company of which Asbed Palakian is the founder and principal. Also Mr. Palakian owns and controls Lumisculpt. Pursuant to the office rental agreement, Lumisculpt agreed to provide us the office space at 5147 Mountain Sights, Montreal, Quebec H3W 2Y1, Canada, where our principal executive offices are located, and other office related services. We agreed to pay monthly rent of CDN$1,000, including G.S.T., together with all outstanding charges and disbursements, to pay interest of 2.0% per month on any invoiced charges, disbursements or service fees, including interest on interest charges which are outstanding for more than 30 days, and to pay any taxes or license fees assessed against us or that portion of the premises occupied by us as additional rent. The agreement was for a term of 12 months commencing on December 15, 2008 and thereafter on a month-to-month basis. The agreement may be terminated by Lumisculpt by giving one month’s clear written notice to us, or immediately for cause. The agreement may be terminated by us by giving two months clear written notice to Lumisculpt, following the six month term, provided, however, that all terms of the agreement have been complied with by us to Lumisculpt’s satisfaction. We owe Lumisculpt Productions Inc. CDN$20,500 for unpaid rent. The amount is unsecured, non-interest bearing and has no specific terms for repayment.

Effective January 20, 2009, through our subsidiary, Passport Arts Inc., a Quebec corporation, we entered into an online marketing and sales agreement with Seven Arts Ltd. Seven Arts is owned and controlled by Hasmik Ginoyan, our vice-president, procurement. We agreed to pay Seven Arts $7,000 in consideration of the entry into this agreement by Seven Arts. The term of this agreement is 5 years from January 20, 2009, unless terminated earlier by either party or renewed upon the agreement of both parties.

Pursuant to the online marketing and sales agreement, Seven Arts agreed to use its commercially reasonable efforts to enter into consignment agreements with artists, whereby the artists will, among other things, grant Seven Arts an exclusive license to market and sell their artworks on the Internet for a six-month term, and renewable thereafter, and Seven Art agreed to grant us a partial assignment of its exclusive license under the consignment agreements such that we will be the sole Internet marketer and seller of the artists’ artworks. We agreed to use our commercially reasonable efforts to market, promote and sell the artworks and to solicit orders via the website for the purchase of the artworks. We have the final approval as to what artworks will be displayed on our website.

Pursuant to the online marketing and sales agreement, Seven Arts and we agreed to agree upon the retail price for each piece of artworks to be sold via our website at the time that we agree to market and sell such artworks on our website. We are to earn an average profit of 25% of the retail price, and we are to forward the rest of the retail price plus applicable costs for shipping, taxes, tariffs, customs and levies received from a buyer to Seven Arts. Upon receiving a buyer’s order for an artwork and payment of the retail price plus applicable costs for shipping, taxes, tariffs, customs and levies through our website, we must promptly notify Seven Arts what artwork has been purchased and Seven Arts must arrange for the shipment of the purchased artwork directly to the buyer. All risks relating to the loss, destruction, or damage of the purchased of artwork were agreed to remain with Seven Arts until the purchased artwork has arrived and been safely unloaded at the buyer’s specified address.

As at August 31, 2010, Mr. Palakian advanced us a total of $63,873. This loan is unsecured, non-interest bearing and has no specific terms of repayment. On September 15, 2010, Mr. Palakian also advanced us $8,000. This loan is unsecured, bearing no interest and due on demand. Since our incorporation on December 2, 2008, we have not repaid any amount of principal of these loans to Mr. Palakian.

Director Independence

Our board of directors consists of Asbed Palakian and Constantina Kefallinos. Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements. According to the definition of “independent director” used in NASDAQ rule 5605(a)(2), Mr. Asbed Palakian is not independent an director as he is our President, Chief Executive Officer, Secretary and Treasurer and Ms. Kefallinos is independent.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2010 and for period from December 2, 2008 (Date of Inception) to August 31, 2009 for professional services rendered by the principal accountants for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

		Period from
		December 2, 2008
		(Date of Inception)
	August 31,	to August 31,
	2010	2009
Audit Fees	$12,500	$6,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,500	$6,000

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Registered Public Accounting Firm

Our board of directors, which acts as our audit committee, pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believes that the provision of services for activities unrelated to the audit is compatible with maintaining its independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1(1)	Articles of Incorporation

3.2(1)	Bylaws

(10)	Material Contracts

10.1(1)	Subscription Agreement between our company and Asbed Palakian

10.2(1)	Subscription Agreement between our company and Constantina Kefallinos

10.3(1)	Subscription Agreement between our company and Hasmik Ginoyan

10.4(1)	Form of Subscription Agreement used in private placement offerings that closed on February 7, 2009 and April 23, 2009

10.5(1)	Office Rental Agreement dated December 15, 2008 between Passport Arts Inc., a Quebec corporation, and Lumisculpt Productions Inc.

10.6(1)	Online Marketing and Sales Agreement dated January 20, 2009 between Passport Arts Inc., a Quebec corporation, and Seven Arts Ltd.

10.7(1)	Online Marketing and Sales Agreement dated May 20, 2009 between Passport Arts Inc. and Vasgen Degirmentas

(14)	Code of Ethics

14.1*	Code of Ethics and Business Conduct

(21)	Subsidiaries

21.1(2)	Subsidiary List

(31)	Section 302 Certifications

31.1*	Section 302 Certification of Asbed Palakian

(32)	Section 906 Certifications

32.1*	Section 906 Certification of Asbed Palakian

* Filed herewith.

(1) Incorporated by reference from our registration statement on Form S-1 filed on October 26, 2009.

(2) Incorporated by reference from our registration statement on Form S-1/A filed on January 8, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PASSPORT ARTS INC.

/s/ Asbed Palakian
Asbed Palakian
President, Chief Executive Officer, Secretary,
Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer,
and Principal Accounting Officer)
Date: October 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Asbed Palakian
Asbed Palakian
President, Chief Executive Officer, Secretary,
Treasurer, and Director
(Principal Executive Officer, Principal Financial Officer,
and Principal Accounting Officer)
Date: October 26, 2010

/s/ Constantina Kefallinos
Constantina Kefallinos
Director
Date: October 26, 2010