Form 10-Q
period 2010-11-30
PASSPORT ARTS INC.
filed 2011-01-14
CIK 1475273

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number: 005-85426

PASSPORT ARTS INC.
 (Exact name of registrant as specified in its charter)

Nevada	90-0529190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 South Avenue, Suite 100, Staten Island, New York 10314
 (Address of principal executive offices) (Zip Code)

(212) 768-7687
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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,893,600 shares of common stock outstanding as of January 13, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the period ended November 30, 2010 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

Our interim consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PASSPORT ARTS INC.
(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

ASSETS
	November 30, 2010	August 31, 2010
Current assets
Cash	$348	$551

Total current assets	$348	$551

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$35,032	$28,711
Related party loan	71,666	63,873

	106,698	92,584

Stockholder’s Deficit
Preferred stock, $0.01 par value, 100,000,000 shares
authorized, -0- shares issued and outstanding
Common Stock, $0.001 par value; 100,000,000 shares
authorized, 3,893,600 shares issued and outstanding	3,894	3,894
Additional paid in capital	11,131	11,131
Deficit accumulated during development stage	(121.375)	(107,058)

Total stockholders’ deficit	(106,350)	(92,033)

Total liabilities and stockholder’s deficit	$348	$551

See summary of accounting policies and notes to financial statements.

PASSPORT ARTS INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30,		December 2, 2008 (Date of Inception) to November 30,
	2010	2009	2010

Revenue	$-	$5,790	$12,657
Cost of Sales	-	2,990	6,183

Gross margin	-	2,800	6,474

Expenses:
General and administrative expenses	14,317	19,170	128,061
Gain/Loss on sale of assets	-	-	(212)

Net loss	$(14,317)	$(16,370)	$(121,375)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	3,893,600	3,893,600

See summary of accounting policies and notes to financial statements.

PASSPORT ARTS INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Unaudited

	Three months ended November 30,		December 2, 2008 (Date of Inception) to November 30,
	2010	2009	2010
Cash Flows From Operating Activities:
Net loss	$(14,317)	$(16,370)	$(121,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaids	-	2,000	-
Accounts payable and accrued liabilities	6,321	37	35,032

Net cash used in operating activities	(7,996)	(14,333)	(86,343)
Cash Flows From Financing Activities:
Proceeds from related party loan	7,793	3,730	71,666
Proceeds from common stock sales	-	-	15,025
Cash provided by financing activities	7,793	3,730	86,691
Net change in cash	(203)	(10,603)	348
Cash, Beginning of Period	551	16,577	-
Cash, End of Period	$348	$5,974	$348

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See summary of accounting policies and notes to financial statements.

Passport Arts Inc.
(A Development Stage Company)

Notes to the Unaudited Financial Statements

Note 1        Basis of Presentation

The accompanying unaudited interim financial statements of Passport Arts Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Passport Arts Inc. Annual Report on Form 10-K for the year ended August 31, 2010 filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2010 as reported in the Annual Report on Form 10-K for the year ended August 31, 2010 have been omitted.

Note 2        Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At November 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses since its inception and expects to incur further losses in the development of its business, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management has no formal plan in place to address this concern other than the focus on its new line of business and the Company attempting to obtain additional funds by equity financing and/or related party advances; however there is no assurance  additional funding will be available.

Note 3        Related Party Loan

On September 21, 2009, the Company received an additional $7,793 from a related party.  The loan is payable to the President of the Company and is unsecured, non-interest bearing and has no specific terms for repayment.

Note 4        Related Party Transactions

(a)	The President provided office premises to the Company at $950 per month. During the three month period ending November 30, 2010, rent of $2,873 was charged to operations.

(b)
Included in accounts payable and accrued liabilities is an amount of $16,503 due to the President of the Company for unpaid rent.  The amount is unsecured, non-interest bearing and has no specific terms for repayment

(c)
Our current primary supplier of Artwork that we sell is Seven Arts, Ltd. a company controlled by a member of our management team. During the three months ended November 30, 2010, $Nil was charged by Seven Arts, Ltd. for the purchase of artwork sold. As of November 30, 2010, there $3,026 due to Seven Arts, Ltd.

(d)
Through November 30, 2010, our officers and directors have not received compensation for their time and the Company has determined the amount of time spent through November 30, 2010 is nominal and therefore no amounts have been recorded as compensation in the consolidated financial statements.

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

As used in this quarterly report, the terms “we”, “us” and “our” refer to Passport Arts Inc., a Nevada corporation, and/or our wholly-owned subsidiary, Passport Arts Inc., a Quebec corporation, and our newest wholly owned subsidiary, The Original Soupman, Inc. and its subsidiaries. as the context may require. In this quarterly report, all dollar amounts refer to the United States dollars unless otherwise indicated.

Overview

We were incorporated in the state of Nevada on December 2, 2008. Until December 15, 2010, we were engaged in one line of business, the sale of artwork.  On December 6, 2010 we entered into a Merger Agreement with The Original Soupman, Inc. (“OSM”) whereby OSM was merged with and into our subsidiary, OSM Merge, Inc., with OSM surviving the merger as our wholly owned subsidiary.  Each outstanding share of common stock and preferred stock of OSM was converted into an aggregate of 14,212,828 shares of our common stock and 1,987,783 shares of preferred stock, respectively.   On December 15, 2010, our board of directors and shareholders holding in excess of a majority of our outstanding shares voted to effectuate a reincorporation merger.  Upon completion of the reincorporation merger, our state of incorporation will be moved from Nevada to Delaware and our name will be changed to Soupman, Inc.

Soup Business

Since the merger, our primary focus has been on the manufacture and sale of soup.  OSM markets soups under the “Original SoupMan” brand. Through Kiosk Concepts, Inc, an 80% owned subsidiary of which the remaining 20% of which is owned by Mr. Al Yeganeh, OSM’s Original Soupman and the founder of the world famous “Soup Kitchen International” restaurant in New York City, OSM conducts franchising operations which collects franchise fees and royalties.   International Gourmet Soups, Inc., a wholly owned subsidiary of OSM, markets OSM’s “Famous Manhattan SoupChef” soups. OSM sells Original SoupMan soups frozen in retail packages to supermarkets and grocery stores for consumers to “heat & serve” at home or the office.  OSM also sells the Original SoupMan soups in bulk 8lb. poly bags to its franchised and licensed restaurants.  Our intent is to continue OSM’s current operations in a greater number of outlets both nationally and internationally in Canada.

OSM has a contract with a co-packer who has three facilities that currently manufactures all of the “Original SoupMan” soups and the “Famous Manhattan SoupChef” soups.  OSM does not maintain a staff at any of those facilities. OSM has 9 employees at its Corporate Headquarters at 1110 South Avenue, Staten Island, New York 10314.

OSM purchased the assets of Soup Kitchen International, Inc. (“SKI”) on December 29, 2009, with the result that International Gourmet Soups, Inc. and Kiosk Concepts, Inc. became its subsidiaries.

Licensing Arrangement with Al Yeganeh

In July 2004, International Gourmet Soups (“IGS”) licensed exclusive rights to use, in perpetuity, the name, slogans, and recipes of Al Yeganeh in manufacturing and marketing in North America, over 40 varieties of gourmet soups under the brand “Original SoupMan”.  These rights were transferred to OSM as part of the assets purchased from SKI.

Mr. Yeganeh is the founder of the world famous “Soup Kitchen International” restaurant, which is located at Eighth Avenue and 55th Street in New York City. The quality of his soup was such that Mr. Yeganeh gained a devoted local following and long lines of loyal customers would develop outside the store and snake around the block. Mr. Yeganeh’s renown abruptly went international when in 1995 there first aired the famous “soup” episode of the “Seinfeld” comedy television show, which featured a character based on Mr. Yeganeh. November 2010 marks the 15th Year Anniversary of this episode and we celebrated with opening a new Original SoupMan restaurant on 6th Ave & 38th Street in NYC. This new restaurant is co-branded with Tim Horton’s, Canada’s leading coffee and donut chain. The Seinfeld episode is one of the best known and highest-rated of that phenomenally successful series, and it soon became common knowledge that the character of the irascible soup-restaurant proprietor was based—fairly or unfairly—on Mr. Yeganeh. Mr. Yeganeh was featured on “Late Night with David Letterman,” “The Oprah Winfrey Show,” “Good Day New York,” and “The Today Show,” CNN, CNBC’s “Squawk Box,” and “Your World with Neil Cavuto” and in countless local news television spots and print-media articles. TIME Magazine, Consumer Reports and many other media venues have covered our brand to date. We intend for this media coverage to continue and have hired the successful 5W Agency and Adam Hanft to manage the process.

PRODUCTS AND OPERATIONS

OSM’s “Original SoupMan” product line consists of all of Al Yeganeh’s soups, which to date is 48 different types, each featuring fresh ingredients and exotic flavors. Mr. Yeganeh and OSM’s team developed a proprietary cooking process, unique to the food manufacturing industry, enabling them to produce a line of fresh and frozen gourmet soups of the highest quality. OSM makes all its products from raw materials, initially sautéing primary components, and then gradually adding complementary ingredients.  All of its soups are manufactured and packaged by it or its manufacturer at their facilities and shipped frozen by common carrier or their trucks to their sale destination.

Products sold through OSM’s franchise program and its kettle soups are packed in 8-pound boilable poly bags (which have been designed to lock in flavor) and frozen. At the point of sale, the soup is heated in branded kettles that “finish” the soup and bring all flavors to their peak. No additional ingredients are required, except lobster and crab meats for OSM’s specialty soups, as the product was initially cooked to perfection in terms of both taste and consistency. OSM adds some fresh herbs as a garnish at its stores which include dill, cilantro and fresh basil.

 OSM’s “Original SoupMan” soups that are sold to consumers by grocery stores frozen in packages containing a BPA-free, 10-ounce microwavable bowl which are ready to serve after being heated by the consumer. Currently, OSM sells 5 varieties in its single pack size, Seafood Bisque, Chicken Vegetable, Broccoli & Cheese, Italian Wedding and Tomato Basil.

Art Business

During the quarter ended November 30, 2010, our sole business was that of selling artworks through the Internet. We procured artworks from emerging artists working primarily in the Caucasus and Central Asia for sales in developed art markets like the United States, the United Kingdom, Europe, and Canada and, in future expansion, developing art markets including Russia and China. Through our subsidiary, Passport Arts Inc., incorporated in the province of Quebec, Canada, we operated our primary sales vehicle, passportarts.com, and we showcase artworks in an online gallery located at that website. Artworks range in price from $300 to $10,000.

Our artwork business is located in Montreal, Canada, but our artwork clientele base is worldwide. Our prior management had established relationships with art professionals in strategic regions around the world who can, through their expertise, source and nurture relationships with artists to develop our business. Initially we had 150 artworks for sale. In mid-January 2010, we added another 50 artworks from four new artists. By the end of February 2010 we added another 48 pieces from five new artists to bring our total to 248 artworks. Our art business was dependent on our former Vice-president, Procurement, Hasmik Ginoyan, who is also Director of Exhibitions at the National Gallery of Armenia to use her extensive contacts throughout the Caucasus and Central Asia to establish relationships directly with artists or art professionals like herself who sourced unique and undiscovered artists in their respective regions to showcase on PassportArts.com.  Due to the lack of revenue derived from our artwork sales and our lack of management familiar with that industry, we have decided to focus our efforts on our new line of business, the manufacture and sale of soup.

Results of Operations

Three Month Period Ended November 30, 2010 Compared to Three Month Period Ended November 30, 2009

The following table summarizes our operating results for the three month periods ended November 30, 2010 and November 30, 2009.

	Three Month	Three Month
	Period	Period
	Ended	Ended
	November 30, 2010	November 30, 2009
Revenue	$0	5,790
Cost of Sales	$0	2,990
Gross Margin	$0	2,800
Expenses	$14,317	19,170
Net Loss	$(14,317)	(16,370)

During the three month period ended November 30, 2010, we did not generate any revenue from our art sales and we also did not have any cost of sales. During the three month period ended November 30, 2009, we generated $5,790 of revenue with cost of sales of $2,990 resulting in gross margin of $2,800. The cost of sales primarily consisted of the artwork itself. During the three month period ended November 30, 2010, we incurred expenses of $14,317, compared to expenses of $19,170 during the three month period ended November 30, 2009. Our expenses entirely consisted of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction.

Three Month Period Ended November 30, 2010 Compared to the Period from December 2, 2008 (Date of Inception) to November 30, 2009

The following table summarizes our operating results for the three month period ended November 30, 2010 and the period from December 2, 2008 (date of inception) to November 30, 2009.

		From December 2,
	Three Month Period	2008 (Date of
	Ended	Inception) to
	November 30, 2010	November 30, 2009
Revenue	$0	$12,657
Cost of Sales	$0	$6,183-
Gross Margin	$0	$6,474-
Expenses	$14,317	$128,061
Net Loss	$(14,317)	$(121,3751)

Since December 2, 2008, we generated $12,657 in revenue from sales of our art work and incurred a cost of sales of $6,183 resulting in gross margin of $6,474. The cost of sales primarily consisted of the artwork itself. Since inception, we incurred expenses of $128,061, which entirely consisted of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction.

OSM Operations

In order to fully understand our current financial position and our future potential, we believe it is imperative that disclosure be made regarding the results of operations of OSM.  The following table summarizes OSM’s operating results for the nine month periods ended September 30, 2010.  OSM, unlike us, has a calendar year end and its most recent completed quarter is the quarter ended September 30, 2010.

	Nine Month Period Ended September 30, 2010	Nine Month Period Ended September 30, 2009
Revenue	$1,035,510	174,728
Cost of Sales	$684,632	102,240
Gross Margin	$350,878	72,488
Operating Expenses	$1,386,165	205,584
Net Loss	$(1,419,333)	4,057,551

During the nine month period ended September 30, 2010, OSM generated $1,035,510 in revenue, of which $922,089 (89%) was derived from sales of soup and $113,421 (11%) was derived from franchise royalty income. The 2009 revenue was derived solely of soup sales.  OSM’s cost of goods sold during such periods was $684,632 for the nine months ended September 30, 2010 and $102,240 for the nine months ended September 30, 2009. OSM’s gross margin was $350,878 for the nine months ended September 30, 2010 which was a 384% increase from the gross margin during the nine months ended September 30, 2009 of $72,488. During the nine month period ended September 30, 2010, OSM incurred operating expenses of $1,386,165 compared to operating expenses of $$205,584 during the nine month period ended September 30, 2009. OSM’s net loss from operations was $1,035,287 for the nine months ended September 30, 2010 as compared to $133,096 for the nine months ended September 30, 2009.  Net loss for the nine months ended September 30, 2009 was materially impacted by an impairment of long term assets of $3,923,003.l.  Expenses entirely consisted of general and administrative expenses.

Liquidity and Capital Resources

Working Capital

Passport Arts

	At November 30,	At August 31,
	2010	2010
Current assets	$348	551
Current liabilities	43,643	92,584
Working capital (deficiency)	$(43,295)	(92,033)

OSM

	At September	December 31,
	2010	2009
Current assets	$786,354	521,802
Current liabilities	4,926,253	5,649,831
Working capital (deficiency)	$(4,139,899)	(5,128,029)

To date, OSM has raised $4,673,000 from sales of its convertible notes, which notes were all converted into shares of our common stock upon the merger in accordance with their terms.  We anticipate that OSM’s cash on hand, which was $429,892 at January 1, 2010 and the revenue that we anticipate generating going forward from our operations will be sufficient to satisfy all of our cash requirements for the next twelve month period.  We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets persist. There is no assurance that we will be able to obtain further funds required for our continued operations if needed or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rules 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer (our principal executive officer, principal financial officer, and principal accounting officer).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of their property is the subject other than the proceeding described below. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

On September 21, 2009, Penny Hart, a former Chairman of the Board of Soup Kitchen International, Inc. (“SKI”), as successor to the Commerce Bank loan to SKI, commenced an action in N.Y. State Supreme Court , Case Index # 602538/09, against John Bello, Maj-Britt Rosenbaum and William McCreery  (the “Defendants”) to enforce certain guarantees given by  the Defendants to Commerce Bank regarding SKI’s defaulted loan.  On October 26, 2010, a third party action was filed in this case by the Defendants against the Company,  certain principals of the Company and other third parties.  The action seeks, among other things, to invalidate the Company’s purchase of assets from SKI. The Company intends to vigorously defend this action believing it to be wholly without merit, especially in the light of the fact that an independent appraisal was performed prior to the asset transfer which completely supported the fairness of the asset transfer to the Company in which the Company paid $100,000 in cash, guaranteed secured debt in the amount of $3,600,000 plus some additional SKI receivables and there was  SKI  shareholder  approval  obtained in connection with the transaction.  No assurance, however, can be given as to the ultimate outcome of this action or its effect on the Company.  If the Company is not successful in its defense of this action it would have a material adverse effect on its business, operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2010 we issued options exercisable for an aggregate of 2,050,000 shares of our common stock to10 employees and consultants.  All of the options are exercisable at a price of $.50 per share. All options expire on December 20, 2020.  These securities were issued in reliance upon Section 4(2) of the Act.  The offering and sale of the securities did not involve a public offering. This offering was done with no general solicitation or advertising by us.  The offering was made to an insubstantial number of persons. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensures that these securities will not be immediately redistributed into the market and therefore not part of a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1 (1)	Articles of Incorporation

3.2 (1)	Bylaws

(10)	Material Contracts

10.1 (2)	Merger Agreement between OSM Merge and Passport Arts, Inc.

31.1*	Certification of the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

 (1) Incorporated by reference from our registration statement on Form S-1 filed on October 26, 2009.

(2) Incorporated by reference from our Form 8K filed with the Securities and Exchange Commission on December 20, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PASSPORT ARTS INC.

By:   /s/ Arnold Casale
Arnold Casale
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: January 14, 2011