Form 10-Q/A
period 2010-11-30
PASSPORT ARTS INC.
filed 2011-01-25
CIK 1475273

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 3,893,600 shares of common stock outstanding as of January  25 , 2011.

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

Stockholder’s Deficit
Preferred stock, $.01 par value, 100,000,000 shares
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
Our current primary supplier of Artwork that we sell is Seven Arts, Ltd. a company controlled by a member of our management team. During the three months ended November 30, 2010, $Nil was charged by Seven Arts, Ltd. for the purchase of artwork sold. As of November 30, 2010, there $3,026 due to Seven Arts, Ltd. Included in accounts payale and accrued liabilities.

(d)
Through November 30, 2010, our officers and directors have not received compensation for their time and the Company has determined the amount of time spent through November 30, 2010 is nominal and therefore no amounts have been recorded as compensation in the consolidated financial statements.

Note 5        Subsequent Events

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

		From December 2,
	Three Month Period	2008 (Date of
	Ended	Inception) to
	November 30, 2010	November 30, 2009
Revenue	$0	$12,657
Cost of Sales	$0	$6,183
Gross Margin	$0	$6,474
Expenses	$14,317	$127,849
Net Loss	$(14,317)	$(12 1 , 375)

Since December 2, 2008, we generated $12,657 in revenue from sales of our art work and incurred a cost of sales of $6,183 resulting in gross margin of $6,474. The cost of sales primarily consisted of the artwork itself. Since inception, we incurred expenses of $12 7,849 , which entirely consisted of general and administrative expenses. Our general and administrative expenses primarily consisted of legal and accounting fees, rent and website construction.

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

Liquidity and Capital Resources

Working Capital

Passport Arts

	At November 30,	At August 31,
	2010	2010
Current assets	$348	551
Current liabilities	106,698	92,584
Working capital (deficiency)	$ (106,350)	(92,033)

OSM

	At September	December 31,
	2010	2009
Current assets	$786,354	521,802
Current liabilities	4,926,253	5,649,831
Working capital (deficiency)	$(4,139,899)	(5,128,029)

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
Date: January 25 , 2011