Form 10-Q
period 2011-02-28
SOUPMAN, INC.
filed 2011-04-19
CIK 1475273

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission File Number:  000-53943

SOUPMAN, INC.
 (Exact name of registrant as specified in its charter)

Delaware	61-1638630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 South Avenue, Suite 100
Staten Island, New York 10314
 (Address of principal executive offices) (Zip Code)

(212) 768-7687
 (Registrant’s telephone number, including area code)

Passport Arts, Inc.
5147 Mountain Sights
Montreal, Quebec, Canada H3W 2Y1
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

Yes ☐    No ☒

Number of shares of common stock outstanding as of March 31, 2011 was 24,152,584

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Balance Sheets

	February 28, 2011	August 31, 2010
	(Unaudited)

Assets

Current Assets
Cash	$653,062	$551
Accounts receivable	278,374	-
Current portion - note receivable	22,037	-
Prepaid expenses	15,479	-
Total Current Assets	968,952	551

Property and equipment	33,835	-

Other Assets
Due from franchisees	431,548	-
Notes receivable	186,143	-
Intangible assets	71,168	-
Security deposits	4,800	-
Total Other Assets	693,659	-

	$1,696,446	$551

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,388,472	$28,711
Debt	3,710,356	63,873
Deferred franchise revenue	118,750	-
Total Current Liabilities	6,217,578	92,584

Stockholders' Deficit
Preferred stock, par value $0.001; 25,000,000 shares
authorized, 1,987,783 issued and outstanding	1,988	-
Common stock, par value $0.001; 75,000,000 shares
authorized, 24,152,584 and 3,893,600 issued and outstanding	24,153	3,894
Additional paid in capital	(1,947,597)	11,131
Accumulated deficit	(2,599,676)	(107,058)
Total Stockholders' Deficit	(4,521,132)	(92,033)

Total Liabilities and Stockholders' Deficit	$1,696,446	$551

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010

Revenues
Sales - soup	$332,961	$-	$332,961	$5,790
Franchise royalty	50,439	-	50,439	-
Total revenues	383,400	-	383,400	5,790

Cost of sales	190,399	-	190,399	2,990

Gross profit	193,001	-	193,001	2,800

General and administrative expenses	2,559,800	17,029	2,574,117	36,199

Loss from operations	(2,366,799)	(17,029)	(2,381,116)	(33,399)

Other income (expense)
Interest income	1,226	-	1,226	-
Royalty expense	(52,136)	-	(52,136)	-
Interest expense	(58,583)	-	(58,583)	-
Other expense	(2,009)	-	(2,009)	-
Total other income (expense) - net	(111,502)	-	(111,502)	-

Net Loss	$(2,478,301)	$(17,029)	$(2,492,618)	$(33,399)

Net loss per common share - basic and diluted	$(0.13)	$(0.00)	$(0.21)	$(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	19,750,254	3,893,600	11,788,345	3,893,600

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statement of Stockholders' Deficit
Six months ended February 28, 2011
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, August 31, 2010	-	$-	3,893,600	$3,894	$11,131	$(107,058)	$(92,033)

Preferred and common stock issued in merger	1,987,783	1,988	14,004,230	14,004	(15,992)	-	-

Convertible debt and accrued interest exchanged for stock in merger	-		4,830,254	4,830	4,825,424	-	4,830,254

Forgiveness of note receivable - related party - in merger	-	-	-	-	(386,354)	-	(386,354)

Debt forgiveness - related party - in merger	-	-	-	-	106,698	-	106,698

Net equity of subsidiaries acquired in merger	-	-	-	-	(8,951,275)	-	(8,951,275)

Issuance of common stock for cash and warrants ($1/share)	-	-	864,500	865	863,635	-	864,500

Issuance of common stock for services ($2.25/share)	-	-	560,000	560	1,259,440	-	1,260,000

Share based payments	-	-	-	-	339,696	-	339,696

Net Loss	-	-	-	-	-	(2,492,618)	(2,492,618)

Balance, February 28, 2011	1,987,783	$1,988	24,152,584	$24,153	$(1,947,597)	$(2,599,676)	$(4,521,132)

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended February 28,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(2,492,618)	$(33,399)
Adjustments to reconcile net loss to net cash used in operating activities
Share based payment	339,696
Stock issued for services	1,260,000	-
Amortization of intangibles	10,000	-
Depreciation	5,641	-
Changes in operating assets and liabilities:
Accounts receivable	178,952	-
Notes receivable	(22,037)	-
Due from franchisees	171,774	-
Prepaid expenses	(43,470)	2,000
Accounts payable and accrued liabilities	(88,827)	4,702
Net Cash Used in Operating Activities	(680,889)	(26,697)

Cash Flows From Investing Activities:
Cash acquired in merger	582,590	-
Purchase of property and equipment	(8,086)	-
Net Cash Provided by Investing Activities	574,504	-

Cash Flows From Financing Activities:
Proceeds from issuance of debt	-	13,731
Repayment of debt	(105,604)	-
Proceeds from issuance of common stock and warrants	864,500	-
Net Cash Provided by Financing Activities	758,896	13,731

Net increase (decrease) in cash	652,511	(12,966)

Cash at beginning of period	551	16,577

Cash at end of period	$653,062	$3,611

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,474	$-

Supplemental disclosures of non-cash investing and financing activities:
Exchange of convertible debt and accrued interest into common stock	$4,830,254	$-
Issuance of preferred stock in merger	$1,988	$-
Forgiveness of debt - related party	$106,698	$-
Forgiveness of note receivable - related party	$386,354	$-

See accompanying notes to consolidated financial statements

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of August 31, 2010, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended August 31, 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended February 28, 2011, are not necessarily indicative of results for the full fiscal year.

The Company’s fiscal year end is August 31.

Note 2 Organization and Nature of Operations

On December 15, 2010, Passport Arts, Inc. (“PPOR”) acquired the entities of, The Original Soupman, Inc. (“OSM”) and its wholly subsidiary International Gourmet Soups, Inc. (“IGS”) as well as its eighty percent (80%) owned subsidiary Kiosk Concepts, Inc. (“Kiosk”), collectively “the Companies”.  See Note 14 - Acquisition.

On January 31, 2011, PPOR reincorporated in Delaware and changed its name to Soupman, Inc. (“Soup” or the “Company”). Thereafter, it began trading on the OTC-Bulletin Board under the symbol SOUP.

The Company currently markets, co-manufactures and sells soup to grocery chains and other outlets and is the franchisor of gourmet soup retail outlets branded under the name "The Original Soupman."

Note 3 Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Soup, OSM and its subsidiaries IGS and Kiosk as well as Soup Kitchen International (“Soup Kitchen”). OSM and Soup Kitchen remain separate legal entities, and neither OSM nor Soup Kitchen retained any legal ownership in the other although the acquisition was accounted as a business combination, under the purchase method of accounting. See Note 14 – Acquisition.

The consolidated statements of operations and cash flows include PPOR from September 1, 2010 as well as all of the entities identified above for the period from December 15, 2010, (the date of acquisition) to February 28, 2011. The balance sheets of both entities are consolidated at February 28, 2011.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, the valuation of intangible assets, estimates of tax liabilities and estimates of the probability and potential magnitude of contingent liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from estimates.

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits; however, at February 28, 2011 the Company had $236,146 in excess of federally insured limits.

Risks and Uncertainties

The Company's operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. These conditions not only limit our access to capital.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the success of franchisees, (ii) the cyclical nature of the soup business, (iii) general economic conditions and (iv) the related volatility of prices pertaining to the cost of ingredients.

Accounts Receivable and Allowance for Doubtful Accounts

The Company does not require collateral but instead assesses the financial strength of its customers and franchisees. See Note 4.

Property and Equipment

Property and equipment is stated at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Description	Estimated Useful Life
Equipment	5-7 years
Vehicles	5 years
Furniture and Fixtures	5 years

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken for the six months ended February 28, 2011 and the year ended August 31, 2010.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting and accordingly, the assets and liabilities of the acquired business are recorded at their fair values at the date of acquisition. The excess of the purchase price over the estimated fair values is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded for acquisitions prior to the finalization of more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase prices allocable to goodwill. All acquisition costs are expensed as incurred.

Intangible Assets

Identifiable intangible assets with finite lives are amortized on a straight line basis over their estimated useful lives. Intangible assets are reviewed for impairment if indicators of potential impairment exist. Indefinite-lived intangible assets are tested for impairment on an annual basis, or sooner if an indicator of impairment occurs.

Amortization of intangible assets is provided utilizing the straight-line method over the estimated lives of the respective assets.

No impairment charges were recorded for the six months ended February 28, 2011 and the year ended August 31, 2010.

Fair Value of Financial Instruments

The guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●   Level 1 – quoted market prices in active markets for identical assets or liabilities.

●   Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●   Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial instruments consisted primarily of cash, accounts receivable, accounts payable, accrued liabilities, and debt. The carrying amounts of the Company's financial instruments generally approximate their fair values as of February 28, 2011 and August 31, 2010, due to the short term nature of these instruments.

Impairment of Long-Lived Assets

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.  Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  Expensing of share based payments is done using the straight line method over the term of the vesting period.

Segment Information

The Company reports two reporting segments: Sales - Soup and Franchise Royalty as shown on the Company’s Statement of Operations. The accounting policies of the reporting segments are the same as those described in the summary of significant accounting policies herein. The Company evaluates segment performance based on the segment profit before corporate and financial administration expenses.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

OSM and IGS recognize sales when products are shipped and the risk of ownership is transferred to the customer.

Kiosk recognizes revenue from individual franchise sales when substantially all significant services to be provided by Kiosk have been performed.  When an individual franchise is sold, Kiosk agrees to provide certain services to the franchisee. Generally, these include assistance in the site selection, training personnel, advertising, construction plans, initial soup supplies and continuing supervision. Additionally, continuing royalty fees are charged to the franchisee at the rate of 5 % of the franchisee's gross sales.  Kiosk also sells soup products directly to franchise units.  Kiosk recognizes the revenue on the sale of soup to the franchise units once the products are shipped from the producer, at which time the risk of loss is transferred to the customer.

Cost of Sales

Cost of sales is derived based upon actual costs incurred and billed by our co-packer.  All other costs related to sales are expensed as incurred.

Selling, General and Administrative Expenses

Primarily consists of salaries, contract labor, legal and other professional costs, occupancy costs, and expenses directly related to the office(s). Other administrative costs include advertising, insurance and depreciation.

Earnings (Loss) per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company reflected a net loss for the six months ended February 28, 2011, therefore, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. Consequently, a separate computation of diluted earnings (loss) per share is not presented.

The Company has the following common stock equivalents at February 28, 2011.  There were no common stock equivalents for the year ended August 31, 2010.

February 28, 2011
Stock options (exercise price - $0.50/share)	810,000
Warrants (exercise price - $1.25/share)	460,290
Total common stock equivalents	1,270,290

The above table includes options and warrants that are exercisable.

In connection with the acquisition, see Note 14 - Acquisition, the Company exchanged private company options and warrants for those in the public company under the same terms and conditions.  There was no accounting impact for this transaction.

Variable Interest Entity

A variable interest entity is a legal entity other than an individual used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, or (b) has equity investors that lack certain characteristics of controlling interest.

A legal entity is required to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both.

On December 29, 2009, OSM purchased all of the assets of Soup Kitchen and its subsidiaries for $100,000 and guaranteed $3,670,000 of Soup Kitchen’s secured debt.  In addition, OSM agreed to pay to Soup Kitchen royalties of 1% of all OSM sales for the then subsequent five years, which will represent substantively all of Soup Kitchen’s revenue.

The guaranty of the secured debt was a significant part of the Acquisition, because the assets acquired by OSM comprised substantially all of the income producing assets of Soup Kitchen, creating an obligation on the part of OSM that is almost certain to occur. In addition, the assets securing the debt were the assets obtained in the acquisition.

Management has tested for potential variable interest entities and has determined that because of the aforementioned Soup Kitchen is a variable interest entity. Accordingly, the remaining post-acquisition net assets of Soup Kitchen have been consolidated with OSM’s net assets as of December 29, 2009; however, each entity still maintains its separate legal existence.

Concentrations

Sales

Those accounting for a more than 10% Sales concentration at February 28, 2011are one customer at 46% and a second customer at 38%. There were no concentrations at February 28, 2010.

Accounts Receivable

Those accounting for a more than 10% Accounts receivable concentration at February 28, 2011 are one customer at 42%  and  a second customer at 29%. There were no concentrations at August 31, 2010.

Vendors

At February 28, 2011, the Company had one vendor who accounted for 100% of purchases of soup included in cost of goods sold. This vendor is our co-packer and our costs of goods sold arise out of our purchases from them.

There were no concentrations at February 28, 2010.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our financial statements.

In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued in the second quarter of 2011. The Company believes that the proposed standard, as currently drafted, will have neither a material impact on its reported financial position and reported results of operations, nor a material impact on the liquidity of the Company.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our financial statements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows.

Note 4 Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consisted of the following at February 28, 2011. There was no accounts receivable at August 31, 2010.

February 28, 2011
Gross accounts receivable	$298,071
Allowance	(19,697)
Accounts receivable – net	$278,374

Based upon the best available evidence, including industry statistics, the Company has determined that approximately 6% of the outstanding receivables reflect the most accurate allowance for its receivables.

Note 5 Prepaid Expenses

Prepaid Expenses consisted of the following at February 28, 2011:

Description	Amount
Prepaid Trade Show	$5,800
Prepaid Insurance	9,679
Total Prepaid Expenses	$15,479

Note 6 Property and Equipment

Property and equipment consisted of the following at February 28, 2011:

Description	Amount
Vehicles	$18,379
Equipment	16,161
Furniture and fixtures	4,937
Total	39,477
Less: accumulated depreciation	(5,642)
Property and equipment – net	$33,835

Note 7 - Due from Franchisees

The Company has advanced funds to certain franchisees. The following is breakdown of amounts due the Company at February 28, 2011. The Company fully expects to be reimbursed for these amounts. There were no amounts due from franchisees at August 31, 2010.

Franchisee	February 28. 2011
A	$183,390
B	156,628
C	53,519
D	32,813
E	5,198
Total due from franchisees	$431,548

Note 8 – Notes Receivable

On January 1, 2010, the Company executed a 7 year, 7%, note receivable with a franchisee for $208,180.  Monthly payments from the franchisee are approximately $3,170, which include principal and interest.  The following table shows the amount due as of August 31, in the year so specified.

Fiscal Year Ended	Amount
2011	$22,037
2012	25,855
2013	27,723
2014	29,728
2015	34,434
Thereafter	68,403
Total	$208,180

Note 9 – Intangible Assets

At February 28, 2011, the Company’s intangible assets were as follows. There were no intangibles at August 31, 2011.

	February 28, 2011
		Accumulated
	Gross	Amortization	Net
Soup Formulas	$27,418	$(3,750)	$23,668
Recipes	53,750	(6,250)	47,500
Total intangible assets	$81,168	$(10,000)	$71,168

The estimated useful lives of the Company’s intangible assets are as follows:

Amount
Soup formulas	5 years
Recipes	4 years

Estimated future annual amortization expense of finite-lived intangible assets as of February 28, 2011, over the next five fiscal years and thereafter is as follows:

Fiscal Year ended August 31,	Amount
2011	$13,218
2012	18,921
2013	18,921
2014	18,921
2015	1,187
Total	$71,168

Note 10 Debt

At February 28, 2011 the Company’s debts were as follows:

OSM has two equipment notes with equipment financing entities for a total of $45,910. The first note was entered into on January 13, 2006. The note is a six-year note, due January 13, 2012, with an 8% fixed interest rate. The note is paid in monthly installments of $503. The second note was entered into on January 22, 2008, with a third party, and bears a 50 month term at a fixed interest rate of 19.239% with monthly required installments of $3,559.

A former sales representative has advanced OSM $37,500 in the form of a demand note which is outstanding as of February 28, 2011. The loan bears no interest and is expected to be paid in the next twelve months.

Soup Kitchen has notes payable in the aggregate amount of $1,565,000 from three promissory note agreements dated with the former chairman of the Board of Directors of Soup Kitchen. These notes having a coterminous maturity date of June 17, 2009 are in default and were guaranteed by OSM. Two of the notes bear an interest rate of the prime rate plus one percent. The third loan bears an interest rate of 6%. Principal payments of $65,000 have been made as of February 28, 2011 and the total balance including accrued interest owed at February 28, 2011 is $1,933,063. These notes are secured by the assets of OSM. Although in default, management believes that it will resolve any issue that may arise out of the default.

Soup Kitchen has a promissory note payable under which $341,139 is owed for services rendered. This is a non-interest bearing loan and is due on demand. The balance as of February 28, 2011 was $290,902. This note is also secured by the assets of OSM.

In 2008, Soup Kitchen entered into a promissory note payable in the amount of $1,200,000. This note has a fixed interest rate of 7% and has a maturity date of July 1, 2011.  At February 28, 2011, no payments had been made on this note and an amount owed under this note including accrued interest is $1,402,981. This note is also secured by the assets of OSM.

Note 11 Deferred Franchise Revenue

At February 28, 2011, the Company had deferred franchise revenue of $118,750.  Deferred franchise revenues resulted from advance fee payments received from new franchises prior to the Company’s performance under the terms of the franchise agreement(s). Often these payments are made before stores locations have been identified.

Note 12 Stockholders’ Deficit

Stock Issued for Services

For the six months ended February 28, 2011, the Company issued 560,000 shares of common stock for services rendered, having a fair value of $1,260,000 ($2.25/share), based upon the quoted closing trading price on the date issued.

Stock Issued for Cash

For the six months ended February 28, 2011, the Company issued 864,500 shares of common stock and 86,450 five-year warrants, exercisable at $1.25/share, for $864,500 ($1/unit).

Stock Options

On December 31, 2010, the Company's board of directors authorized the issuance of 2,050,000 stock options, having a grant date fair value of $738,472.  The Company expenses the value of these options over the vesting period using the straight-line method.  The options have an exercise price of $0.50 and a life of 10 years.  The options vest 40% upon issuance, 40% on September 1, 2011 and 20% on September 1, 2012. For the six months ended February 28, 2011 option expense was $339,696. The Company will expense the remaining $398,776 over the vesting term.

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used for the six months ended February 28, 2011 are as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	2.01%
Expected life of option	5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity for the six months ended February 28, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2010	-	-
Granted	2,050,000	$0.50
Exercised	-
Forfeited	(15,000)	$0.50
Balance – February 28, 2011	2,035,000	0.50	1.67 years	$3,663,000
Exercisable – February 28, 2011	810,000	0.50	1.67 years	$1,458,000
Grant date fair value of options granted		$738,472
Weighted average grant date Fair value		0.50

Outstanding options held by related parties	1,200,000
Exercisable options held by related parties	480,000
FMV of options granted to related parties	$432,275

Stock Warrants

Prior to the merger, the Company had 373,840 warrants outstanding. These warrants were exercisable for 5 years at $1.25. The warrants were exchanged with those of the public company under the same terms.

The following is a summary of the Company’s stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2010	-	$-
Granted	460,290	$1.25
Exercised	-	$-
Forfeited	-	$-
Balance at February 28, 2011	460,290	$1.25

The weighted average remaining life for all outstanding warrants is 4.82 years. The intrinsic value at February 28, 2011 is $483,305.

Note 13 Commitments and Contingencies

Under the terms of and agreement with Al Yegaheh ("AY") under which AY would further develop and reformulate certain recipes of IGS as well as his own recipes AY was to receive a single rights payment of $150,000, annual minimum payments through 2014, increasing from $125,000 to $225,000 and royalty payments based on a sliding percentage of sales of soup made by all Companies. Additionally, AY was to receive royalty payments equal to 3% of franchise fees and has an ownership interest in Kiosk equal to 20% of its authorized common stock.

OSM is obligated to pay AY, quarterly payments for ongoing services through June 30, 2014 (as described in Note 14 – Acquisition). The annual payments are as follows:

Period Ending February 28,
2012	225,000
2013	225,000
2014	225,000
2015	75,000
$750,000

In July 2010, OSM entered into a two-year non-cancellable facility lease agreement. Monthly payments are $3,000 per month for year 1, and $3,200 per month for year 2.   The minimum required payments are as follows:

Period Ending February 28,
2012	$37,600
2013	12,800
$50,400

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

There are no material-pending legal proceedings to which the Company or any of our subsidiaries is a party or of which any of their property is the subject thereof, other than the proceeding described below.

On September 21, 2009, Penny Hart, a former Chairman of the Board of Soup Kitchen, as successor to the Commerce Bank loan to Soup Kitchen, commenced an action in N.Y. State Supreme Court, Case Index # 602538/09, against John Bello, Maj-Britt Rosenbaum and William McCreery (the “Defendants”) to enforce certain guarantees given by the Defendants to Commerce Bank regarding Soup Kitchen’s defaulted loan. On October 26, 2010, a third party action was filed in this case by the Defendants against the Company, certain principals of the Company and other third parties. The action seeks, among other things, to invalidate the Company’s purchase of assets from Soup Kitchen. The Company intends to vigorously defend this action believing it to be wholly without merit, especially in the light of the fact that an independent appraisal was performed prior to the asset transfer which completely supported the fairness of the asset transfer to the Company in which the Company paid $100,000 in cash, guaranteed secured debt in the amount of $3,600,000 plus some additional Soup Kitchen receivables. There was Soup Kitchen shareholder approval  obtained in connection with the transaction. No assurance, however, can be given as to the ultimate outcome of this action or its effect on the Company. If the Company is not successful in its defense of this action it could have a material adverse effect on its business, operations and prospects.

Note 14 Acquisition

Acquisition of OSM and related entities

On December 15, 2010, PPOR acquired OSM, IGS and Kiosk.

While a private company and prior to the merger, the Company loaned $386,354 in the form of a note receivable, to the Chairman in order to use those funds to acquire PPOR, and then to effectuate the acquisition. The loan to the Chairman was in substance a capital transaction because the Chairman of Soup also controlled PPOR at the time of the merger. The note was forgiven and under the structure of the merger, charged to additional paid in capital. As a result of this accounting treatment, the Company did not record goodwill or account for any assets acquired or liabilities assumed at fair value.

Consideration exchanged in the merger was 1,987,783 shares of non-voting preferred stock, 14,004,230 shares of common stock, and the conversion of $4,830,254 (principal and accrued interest on convertible debt) into 4,830,254 shares of common stock.

Additionally, in connection with the merger, PPOR forgave related party debt of $106,698 and charged this amount to additional paid in capital.

The following represents assets acquired and liabilities assumed:

Assets acquired:
Cash	$582,590
Accounts receivable	457,326
Property and equipment	31,390
Notes receivable	572,497
Due from franchisee	603,322
Security deposits	4,800
Intangible assets	81,168
2,333,093
Liabilities Assumed:
Debt	8,654,007
Accounts payable and accrued expenses	2,511,611
Deferred franchise fees	118,750
11,284,368

Total Net Deficit of Subsidiaries Acquired:	(8,951,275)

The business combination is considered a tax-free reorganization.  There is no allocation for goodwill or intangibles because this acquisition was a related party capital transaction.

The Company paid approximately $82,000 in professional fees related to the acquisition, these fees were expensed as incurred.

The following unaudited condensed consolidated pro forma information gives effect to the acquisition as if the transaction had occurred on September 1, 2009 the first day of the prior fiscal year.  The pro forma information presented is also for the current period in which the transaction occurred, which is September 1, 2010 to the acquisition date of December 15, 2010.

The following unaudited pro-forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition been completed on September 1, 2009, nor are they indicative of results that may occur in any future periods:

	Year Ended August 31, 2010	Period Ended December 15, 2010
Revenues	$1,638,966	$775,227
Net Income loss	$(1,968,982)	$(884,716)

Net loss per Common Share - Basic and Diluted	$(.09)	$(.04)
Weighted Average Common Shares Outstanding - Basic and Diluted	22,728,084	22,728,084

The weighted average shares calculation assumes that 18,834,484 shares that were issued on December 15, 2010 in connection with the merger, were deemed to be issued and outstanding as of September 1, 2009, and combined with the outstanding 3,893,600 shares of PPOR.

Note 15 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $2,492,618 and net cash used in operations of $680,889 for the period ended February 28, 2011; and a working capital deficit of $5,248,626 and a stockholders’ deficit of $4,521,132, respectively, at February 28, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, sale of aged debt to third parties in exchange for free trading stock, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

In response to these problems, management has taken the following actions:

•	seeking additional third party debt and/or equity financing,
•	continue opening new franchised locations,
•	obtain co-manufacturing agreements which provide for lower production costs,
•	generate new sales from domestic and international customers; and
•	allocate sufficient resources to continue with advertising and marketing efforts

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 16 Subsequent Event

In March 2011, the Company issued 7,500 shares of common stock and 750 five-year warrants, exercisable at $1.25/share, for $7,500 ($1/unit).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following analysis of our consolidated financial condition and results of operations for the period December 1, 2010 through February 28, 2011 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements for the year ended August 31, 2010 and the other information set forth in our Current Report on form 8-K filed with the Securities and Exchange Commission on December 20, 2010.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

On December 15, 2010, the Registrant entered into a Merger Agreement in which The Original Soupman, Inc. was merged with and into OSM Merge, Inc. a subsidiary of the Registrant. All the outstanding shares of OSM were converted into an aggregate of 14,004,230 common shares and 1,987,783 preferred shares of the Registrant. In addition, principal and interest of $4,830,256 of OSM’s convertible notes were converted into 4,830,256 shares of Passports’ common stock.

On January 31, 2011, Passport reincorporated in Delaware and changed its name to Soupman, Inc. Thereafter, it began trading on the OTC-Bulletin Board under the symbol SOUP.

The Company currently markets, co-manufactures and sells soup to grocery chains and other outlets and to its franchised restaurants under the brand name “The Original Soupman.”

The Company’s brand is well known throughout the industry and we have been rated as the best soup in America by Consumer Reports for the last two years.  We are focusing on the frozen soup isle in grocery stores and in well located restaurant locations such as casinos, airports and travel malls.

We continue to increase our penetration in existing markets. To support our growth, we are looking at expanding to several new prime franchise locations.  We are focused on retail organic growth; however, consideration is given to retail and other acquisitions that provide unique opportunities and fit our business objectives.

Results of Operations - 6 months ended February 28, 2011

For the six months ended February 28, 2011 soup sales accounted for 87% of overall revenues, and franchise revenues accounted for the remaining 13%.

Net loss for the six months ended February 28, 2011 was $2,492,618 or $(0.21) per share (basic and diluted). The net loss increase was primarily attributable to the acquisition and the related expenses in the acquisition, including Soup's overhead of the acquired companies and the issuance of shares and stock options. Revenues of the acquired companies are only included from the date of acquisition to February 28, 2011 and therefore a meaningful comparison between equal periods cannot be made. Moreover, the acquisition changed the Company’s business focus from the sale of art on the internet to the manufacturer and wholesaler of soup as well as a franchisor of soup stores.

Cost of Sales as a percent of soup revenues was 57% for the six months ended February 28, 2011.

Selling, general and administrative expenses as a percentage of total revenue was 671% for the six months ended February 28, 2011 compared to 625% for the period ended February 28, 2010; however, as the Company was in two separate business lines during these equal periods, a meaningful comparison cannot be made.

Results of Operations - 3 months ended February 28, 2011

For the three months ended February 28, 2011 revenues soup sales accounted for 87% of overall revenues, and franchise revenues accounted for the remaining 13%.

Net loss for the three months ended February 28, 2011 was $2,478,301 or $(0.13) per share (basic and diluted) compared to a loss of $17,029 for the comparative period of February 28, 2010. The net loss increase was primarily attributable to the acquisition and the related expenses of the acquisition. Revenues of the acquired companies are only included from the date of acquisition to February 28, 2011 and therefore a meaningful comparison between equal periods cannot be made.

Cost of Sales as a percent of soup revenues was 57% for the three months ended February 28, 2011.

Selling, general and administrative expenses as a percentage of revenue was 668% for the three months ended February 28, 2011; there were no sales for the three months ended February 28, 2010 and therefore a comparison of administrative expenses to sales cannot be made. Additionally, the company was in two separate business lines during these equal periods, thus a meaningful comparison cannot be made.

Liquidity and Capital Resources

At February 28, 2011, we had cash of $653,062 as compared to $551 at August 31, 2010.  Our working capital deficit at February 28, 2011 was $5,248,626 and as of August 31, 2010 was $92,033. Because the merger occurred on December 15, 2010, a meaningful comparison of these periods cannot be made.

For the six months ended February 28, 2011 cash used in operating activities was $680,889. Our primary uses of cash from operating activities for the period were losses from operations and a decrease in accounts payable offset by increases in share based payments, stock issued for services, and decreases in accounts receivable and due from franchisees and an increase in notes receivables.

Net cash provided by investing activities for the six months ended February 28, 2011 was $574,504, predominantly from the cash received in the acquisition of Soup.

Net cash provided by financing activities for the six months ended February 28, 2011 was $758,896 which included $864,500 from the issuance of common stock and warrants offset by $105,604 used for the repayment of debt.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of $4,521,132 through February 28, 2011. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock. At February 28, 2011, we had short term debt of $3,710,356. At the current time, we have no commitment for additional funding. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign,  and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

Critical Accounting Policies

The information required by this section is incorporated herein by reference to the information set forth under the caption “Summary of Significant Accounting Policies” in Note 3 of the Notes to the Consolidated Financial Statements included in “Item 1 — Financial Statements” and is incorporated herein by reference.

Off-Balance Sheet Arrangements

We do not have any unconsolidated special purpose entities and, we do not have significant exposure to any off-balance sheet arrangements. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in Item 1A “Risk Factors” and in other reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rules 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer (our principal executive officer, principal financial officer, and principal accounting officer).

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no known material-pending legal proceedings to which our company or any of our subsidiaries is a party or of which any of their property is the subject of, other than the proceeding described below. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

On September 21, 2009, Penny Hart, a former Chairman of the Board of Soup Kitchen, as successor to the Commerce Bank loan to Soup Kitchen, commenced an action in N.Y. State Supreme Court, Case Index # 602538/09, against John Bello, Maj-Britt Rosenbaum and William McCreery (the “Defendants”) to enforce certain guarantees given by the Defendants to Commerce Bank regarding Soup Kitchen’s defaulted loan. On October 26, 2010, a third party action was filed in this case by the Defendants against the Company, certain principals of the Company and other third parties. The action seeks, among other things, to invalidate the Company’s purchase of assets from Soup Kitchen. The Company intends to vigorously defend this action believing it to be wholly without merit, especially in the light of the fact that an independent appraisal was performed prior to the asset transfer which completely supported the fairness of the asset transfer to the Company in which the Company paid $100,000 in cash, guaranteed secured debt in the amount of $3,600,000 plus some additional Soup Kitchen receivables and there was  Soup Kitchen shareholder  approval  obtained in connection with the transaction. No assurance, however, can be given as to the ultimate outcome of this action or its effect on the Company. If the Company is not successful in its defense of this action it would have a material adverse effect on its business, operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended February 28, 2011 the Company issued 864,500 shares at $1.00 per share, with 10% warrant coverage.

Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1 (1)	Articles of Incorporation

3.2 (1)	Bylaws

(4)	Instruments Defining the Rights of Security Holders

4.1 (1)	2010 Stock Incentive Plan

(10)	Material Contracts

10.1 (2)	Merger Agreement between OSM Merge and Passport Arts, Inc.

10.2*
Agreement, dated as of April 27, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food Inc and Al Yeganeh (portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The omitted portions have been filed with the SEC).

10.3*
Amendment, dated February 20, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food Inc and Al Yeganeh (portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The omitted portions have been filed with the SEC).

31.1*	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

(1)	Incorporated by reference from our registration statement on Form S-8 filed on February 2, 2011.
(2)	Incorporated by reference from our quarterly report on Form 10-Q filed on January 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUPMAN, INC.

Date: April 19, 2011	By:	/s/ Arnold Casale
Arnold Casale
Chairman and Chief Executive Officer (Principal Executive Officer)