Form 10-Q
period 2011-05-31
SOUPMAN, INC.
filed 2011-07-15
CIK 1475273

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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
 Yes  ☐     No ☒

Number of shares of common stock outstanding as of July 14, 2011 was 25,472,084.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Balance Sheets

	May 31, 2011	August 31, 2010
	(Unaudited)

Assets

Current Assets
Cash	$9,861	$551
Accounts receivable - net	240,597	-
Accounts receivable - Related party	12,167
Note receivable - Related party	22,037	-
Prepaid expenses	10,772	-
Total Current Assets	295,434	551

Property and equipment - net	40,127	-

Other Assets
Due from franchisees	41,232	-
Due from franchisees - related party	442,309
Note receivable - Related party	180,238	-
Intangible assets - net	66,399	-
Security deposits	4,800	-
Total Other Assets	734,978	-

	$1,070,539	$551

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,333,731	$28,711
Debt	3,724,442	63,873
Deferred franchise revenue	118,750	-
Total Current Liabilities	6,176,923	92,584
Stockholders' Deficit
Preferred stock, par value $0.001; 25,000,000 shares authorized, 1,987,783 and none issued and outstanding	1,988	-
Common stock, par value $0.001; 75,000,000 shares authorized 25,172,084 and 3,893,600 issued; 24,672,084 and 3,893,600 outstanding	24,672	3,894
Additional paid in capital	(902,153)	11,131
Accumulated deficit	(4,230,891)	(107,058)
Total Stockholders' Deficit	(5,106,384)	(92,033)

Total Liabilities and Stockholders' Deficit	$1,070,539	$551

The Accompanying Notes are an Integral Part of these Financial Statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010

Revenues
Soup sales - net	$367,075	$4,351	$665,433	$10,141
Franchise royalty income	44,579	-	95,018	-
Total revenues	411,654	4,351	760,451	10,141

Cost of sales	312,997	1,776	503,396	4,766

Gross profit	98,657	2,575	257,055	5,375

General and administrative expenses	1,698,112	9,134	4,237,626	45,333

Loss from operations	(1,599,455)	(6,559)	(3,980,571)	(39,958)

Other income (expense)
Royalty expense	(56,250)	-	(108,386)	-
Other income	90,645		90,645
Interest expense - net	(66,155)	-	(125,521)	-
Total other expense - net	(31,760)	-	(143,262)	-

Net loss	$(1,631,215)	$(6,559)	$(4,123,833)	$(39,958)

Net loss per common share - basic and diluted	$(0.07)	$(0.00)	$(0.26)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	24,287,350	3,893,500	16,016,013	3,893,500

The Accompanying Notes are an Integral Part of these Financial Statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statement of Stockholders'Deficit
Nine months ended May 31, 2011
(Unaudited)

	Preferred Stock $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, August 31, 2010	-	$-	3,893,600	$3,894	$11,131	$(107,058)	$(92,033)

Preferred and common stock issued in merger	1,987,783	1,988	14,004,230	14,004	(15,992)	-	-

Convertible debt and accrued interest exchanged for stock in merger	-		4,830,254	4,830	4,825,424	-	4,830,254

Forgiveness of note receivable - related party - in merger	-	-	-	-	(386,354)	-	(386,354)

Debt forgiveness - related party - in merger	-	-	-	-	106,698	-	106,698

Net equity of subsidiaries acquired in merger	-	-	-	-	(8,951,275)	-	(8,951,275)

Issuance of common stock for cash and warrants ($1/share)	-	-	984,000	984	983,016	-	984,000

Issuance of common stock for services ($2.25/share)	-	-	560,000	560	1,259,440	-	1,260,000

Issuance of common stock for services ($2.15/share)	-	-	400,000	400	859,600	-	860,000

Share based payment	-	-	-	-	406,159	-	406,159

Net loss	-	-	-	-	-	(4,123,833)	(4,123,833)
Balance, May 31, 2011	1,987,783	$1,988	24,672,084	$24,672	$(902,153)	$(4,230,891)	$(5,106,384)

The Accompanying Notes are an Integral Part of these Financial Statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(4,123,833)	$(39,958)
Adjustments to reconcile net loss to net cash used in operating activities
Recognition of stock-based compensation	406,159
Recognition of stock issued for services	2,120,000	-
Amortization of intangibles	14,769	-
Depreciation	18,196	-
Changes in operating assets and liabilities:
Accounts receivable - net	216,729	-
Accounts receivable - related party	(12,167)
Note receivable	(16,132)	-
Due from franchisees	119,781	-
Prepaid expenses	(38,763)	2,000
Accounts payable and accrued liabilities	(163,761)	4,393
Net Cash Used in Operating Activities	(1,459,022)	(33,565)

Cash Flows From Investing Activities:
Cash acquired in merger	582,590	-
Purchase of property and equipment	(26,933)	-
Net Cash Provided by Investing Activities	555,657	-

Cash Flows From Financing Activities:
Proceeds from issuance of debt	-	28,656
Repayment of debt	(71,325)	-
Proceeds from issuance of common stock and warrants	984,000	-
Net Cash Provided by Financing Activities	912,675	28,656

Net increase (decrease) in cash	$9,310	$(4,909)

Cash at beginning of period	551	16,577

Cash at end of period	$9,861	$11,668

Supplemental disclosures of cash flow information:
Cash paid for interest	$50,412	$-

Supplemental disclosures of non-cash investing and financing activities:
Exchange of convertible debt and accrued interest into common stock	$4,830,254	$-
Issuance of preferred stock in merger	$1,988	$-
Forgiveness of debt - related party	$106,698	$-
Forgiveness of note receivable - related party	$386,354	$-

The Accompanying Notes are an Integral Part of these Financial Statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)
Note 1 Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of August 31, 2010, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended August 31, 2010.  The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended August 31, 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended May 31, 2011, are not necessarily indicative of results for the full fiscal year.

The Company’s fiscal year end is August 31.

Note 2 Organization and Nature of Operations

On December 15, 2010, Passport Arts, Inc. (“PPOR”) acquired the entities of, The Original Soupman, Inc. (“OSM”) and its wholly owned subsidiary International Gourmet Soups, Inc. (“IGS”) as well as its eighty percent (80%) owned subsidiary Kiosk Concepts, Inc. (“Kiosk”), collectively referred to as the Company. See Note 14 – Acquisition.

On January, 31 2011, PPOR reincorporated in Delaware and changed its name to Soupman, Inc. (“Soup” or the “Company”).

The Company currently markets, manufactures and sells soup to grocery chains and other outlets and is the franchisor of gourmet soup retail outlets under the name “The Original Soupman.”

Note 3 Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Soup, OSM and its subsidiaries IGS and Kiosk as well as Soup Kitchen International, Inc. (“Soup Kitchen”).  OSM and Soup Kitchen remain separate legal entities, and neither OSM nor Soup Kitchen retained any legal ownership in the other although the acquisition was accounted for as a business combination, under the purchase method of accounting.  See Note 14 – Acquisition.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)

The consolidated statements of operations and cash flows include PPOR from September 1, 2010 as well as all of the entities identified above for the period from December 15, 2010 (the date of acquisition) to May 31, 2011.  The balance sheets of all entities have been consolidated at May 31, 2011.

All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, the valuation of intangible assets, estimate of fair value of share based payments, estimates of tax liabilities and estimates of the probability and potential magnitude of contingent liabilities.

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

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits; however, at May 31, 2011 and August 31, 2010, the balance did not exceed the federally insured limit.

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.  These conditions may limit our access to capital.

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

A related party of the Company is the owner of a franchise that has outstanding accounts receivable in the amount of $12,167 as of May 31, 2011.  This related party does not have any preferential terms.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)

Property and Equipment

Property and equipment is stated at cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Machinery and equipment	5-7 years
Transportation equipment	5 years
Furniture and Fixtures	5 years

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken for the three and nine months ended May 31, 2011 and 2010.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets are reviewed for impairment if indicators of potential impairment exist.  Indefinite-lived intangible assets are tested for impairment on an annual basis or sooner if an indicator of impairment occurs.

Amortization of intangible assets is provided utilizing the straight-line method over the estimated lives of the respective assets.

No impairment charges of intangible assets were recorded for the three and nine months ended May 31, 2011 or the year ended August 31, 2010.

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)

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

The Company's financial instruments consisted primarily of its current assets and current liabilities.

The carrying amounts of the Company's financial instruments generally approximate their fair values as of May 31, 2011 and August 31, 2010, due to the short term nature of these accounts.

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.  Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  Expensing of share-based payments is done using the straight line method over the term of the vesting period.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)

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

Kiosk recognizes revenue from individual franchise sales when substantially all significant services to be provided by Kiosk have been performed.  When an individual franchise is sold, Kiosk agrees to provide certain services to the franchisee. Generally, these include assistance in the site selection, training personnel, advertising, construction plans, initial soup supplies and continuing supervision. Additionally, continuing royalty fees are charged to the franchisee at the rate of 5% of the franchisee's gross sales.  Kiosk also sells soup products directly to franchise units.  Kiosk recognizes revenue on the sale of soup to the franchise units once the products are shipped from the producer, at which time the risk of loss is transferred to the customer.

Revenues for soup sales are netted with sales discounts and slotting fees.

The Company does not offer a right of return.

Certain related parties of the Company are also owners of certain franchises. Revenue is recognized for these as described above for Kiosk.

There are deferred revenues collected from all franchises for advertising of the brand and are non-refundable.  At May 31, 2011, the Company recognized $90,645 of these deferred revenues, which is a component of accounts payable and accrued liabilities, for certain franchises that are no longer in business and for which no advertising will be provided.  The balance of deferred revenues at May 31, 2011 is $19,089.

Cost of Sales

Cost of sales is derived based on actual costs incurred and billed by our co-packer.  All other costs related to sales are expensed as incurred.

General and Administrative Expenses

Primarily consists of salaries, contract labor, legal and professional costs, occupancy costs, and expenses directly related to the office(s).  Other administrative costs include advertising, insurance, depreciation and amortization.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share  is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company reflected a net loss for the three and nine months ended May 31, 2011, therefore, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  Consequently, a separate computation of diluted earnings (loss) per share in not presented.

The Company has the following common stock equivalents at May 31, 2011.  There were no common stock equivalents for the year ended August 31, 2010.

May 31, 2011
Stock options (exercise price $0.50/share)	810,000
Warrants (exercise price - $1.25/share)	472,240
Total common stock equivalents	1,282,240

In connection with the acquisition, the Company exchanged options and warrants that were outstanding when it was a private company for those of the public Company under the same terms and conditions.  There was no accounting impact for this transaction (see Note 14 – Acquisition).

Variable Interest Entities

A variable interest entity is a legal entity other than an individual used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, or (b) has equity investors that lack certain characteristics of controlling interest.

A legal entity is required to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity’s residual returns or both.

On December 29, 2009, OSM purchased all of the assets of Soup Kitchen and its subsidiaries for $100,000 and guaranteed $3,670,000 of Soup Kitchen’s secured debt.  In addition, OSM agreed to pay Soup Kitchen royalties of 1% of all of OSM sales for the then subsequent five years (through 2014), which will represent substantively all of Soup Kitchen’s revenue.

The guaranty of the secured debt was a significant part of the Acquisition, because the assets acquired by OSM comprised substantially all of the income producing assets of Soup Kitchen, creating an obligation on the part of OSM that is almost certain to occur. In addition, the assets securing the debt were the assets obtained in the acquisition.

Management has tested for potential variable interest entities and has determined that because of the aforementioned; Soup Kitchen is a variable interest entity.  Accordingly, the remaining post-acquisition net assets of Soup Kitchen have been consolidated with OSM’s net assets as of December 29, 2009; however, each entity still maintains its separate legal existence.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)

Concentrations

Sales

Those accounting for a more than 10% Sales concentration at May 31, 2011 are two customers accounting for 46% and 22% of total Sales.  There were no concentrations at May 31, 2010.

Accounts Receivable

Those accounting for a more than 10% Accounts Receivable concentration at May 31, 2011 are two customers accounting for 57% of total Accounts Receivable.  There were no concentrations at May 31, 2010.

Vendors

At May 31, 2011, the Company had one vendor who accounted for 100% of purchases of soup .  This vendor is our co-packer and our costs of goods sold arise out of our purchases from them. There were no concentrations at May 31, 2010.

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s financial statements.

Reclassification

We have reclassified certain prior period amounts to conform to the current period presentation. These reclassifications have no repeated effect on the financial position effect on the fincial position or on the results of operations or cash flows for the periods presented.

Note 4 Accounts Receivable (and Related Party) and Allowance for Doubtful Accounts

Accounts receivable consisted of the following at May 31, 2011. There was no accounts receivable at August 31, 2010.

May 31, 2011
Accounts receivable	$260,294
Accounts receivable – related party	12,167
Allowance	(19,697)
Accounts receivable including related party	$252,764

Based upon the best available evidence, including industry statistics, the Company has determined that approximately 7% of the outstanding receivables reflect the most accurate allowance for its receivables.

Note 5 Prepaid Expenses

Consists of insurance premiums paid in advance of the period of benefit.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)

Note 6 Property and Equipment

Property and equipment consisted of the following at May 31, 2011. There was no property and equipment at August 31, 2010.

Description	Amount
Vehicles	$30,222
Equipment	22,968
Furniture and fixtures	10,940
Total	64,130
Less: accumulated depreciation	(24,003)
Property and equipment – net	$40,127

Note 7 - Due from Franchisees

The Company has advanced monies to certain franchisees in the course of normal business operations. These funds are to complete renovations and help with operating expenses in better performing franchise locations. The following is breakdown of amounts due the Company at May 31, 2011.  The Company fully expects to be reimbursed for these amounts. There were no amounts due from franchisees at August 31, 2010.

Franchisee	Amount
A - Related party	$196,443
B – Related party	194,112
C – Related party	51,754
D	36,034
E	5,198
Total due from franchisees including related parties	$483,541

These entities, which are elated parties, are controlled by officers and directors of the Company.

Note 8 – Notes Receivable

On January 1, 2010, the Company executed a 7 year, 7%, note receivable with a franchisee for $208,180.  Monthly payments from the franchisee are approximately $3,170, which include principal and interest.  The following table shows the amount due as of August 31, in the year so specified.

Fiscal Year Ended	Amount
2011	$22,037
2012	25,855
2013	27,723
2014	29,728
2015	34,434
Thereafter	62,498
Total	$202,275
Less current portion	(22,037)
Total long term	$180,238

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)

Note 9 – Intangible Assets

At May 31, 2011 the Company’s intangible assets were as follows. There were no intangibles at August 31, 2010.

	May 31, 2011
		Accumulated
	Gross	Amortization	Net
Soup Formulas	$27,418	$(5,132)	$22,286
Recipes	53,750	(9,637)	44,113

Total intangible assets	$81,168	$(14,769)	$66,399

The estimated useful lives of the Company’s intangible assets are as follows:

Amount
Soup formulas	5 years
Recipes	4 years

Estimated future annual amortization expense of finite-lived intangible assets as of May 31, 2011 are as follows:

Fiscal Year ended August 31,	Amount
2011	$8,449
2012	18,921
2013	18,921
2014	18,921
2015	1,187
Total	$66,399

Note 10 Debt

At May 31, 2011 the Company’s debts were as follows:

OSM has two equipment notes with equipment financing entities for a total of $37,508. The first note was entered into on January 13, 2006. The note is a six-year note, due January 13, 2012, with an 8% fixed interest rate. The note is paid in monthly installments of $503.  The second note was entered into on January 22, 2008, with a third party, and bears a 50 month term at a fixed interest rate of 19.239% with monthly required installments of $3,559.

A former sales representative previously advanced OSM $37,500.  The loan bears no interest, is unsecured and due on demand.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)

Soup Kitchen has notes payable in the aggregate amount of $1,500,000 from three promissory note agreements with the former chairman of the Board of Directors of Soup Kitchen. These notes having a maturity date of June 17, 2009 are in default and guaranteed by OSM. Two of the notes bear an interest rate of prime plus one percent. The third loan bears an interest rate of 6%. Principal repayments of $65,000 have been made during fiscal 2011, and the total balance including accrued interest at May 31, 2011 is $1,934,378. These notes are secured by the assets of OSM.  Although in default, management believes that it will resolve any issue that may arise out of the default.  This note has first position to all OSM assets.  On May 20, 2011 we entered into a Forbearance Agreement with Penny Fern Hart pursuant to which we issued Ms. Hart 500,000 shares (at the time of the share exchange on December 15, 2010), of our common stock and placed another 500,000 shares in escrow. These securities were issued pursuant to Section 4(2) of the Securities Act.

Soup Kitchen has a promissory note for $290,902. This is a non-interest bearing loan and is due on demand. This note is also secured by the assets of OSM.

In 2008, Soup Kitchen entered into a promissory note payable in the amount of $1,200,000. This note bears interest at 7% and has a maturity date of July 1, 2011.  At May 31, 2011, the amount owed under this note including accrued interest is $1,424,154. This note is also secured by the assets of OSM.  The note is in default.

Note 11 Deferred Franchise Revenue

At May 31, 2011, the Company had deferred franchise revenues of $118,750.  Deferred franchise revenues result from advance fees payments received from new franchises prior to the Company’s performance under the terms of the franchise agreement(s). Often these payments are made before store locations have been identified.

Note 12 Stockholders’ Deficit

Stock Issued for Services

For the nine months ended May 31, 2011, the Company issued 960,000 shares of common stock for services rendered, having a fair value of $2,120,000 ($2.15 – $2.25/share), based upon the quoted closing trading price on the dates issued.

Stock Issued for Cash

For the nine months ended May 31, 2011, the Company issued 984,000 shares of common stock and 98,400 five-year warrants, exercisable at $1.25/share, for $984,000 ($1/share).

Stock Options

On December 31, 2010, the Company's board of directors authorized the issuance of 2,050,000 stock options, having a grant date fair value of $738,472.  The Company expenses the value of these options over the vesting period using the straight-line method.  The options have an exercise price of $0.50 and a life of 10 years.  The options vest 40% upon issuance, 40% on September 1, 2011 and 20% on September 1, 2012. For the three and nine months ended May 31, 2011 option expense was $339,697 and $406,159, respectively. The Company will expense the remaining $332,313 over the vesting term.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used for the nine months ended May 31, 2011 are as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	150%
Risk free interest rate	2.01%
Expected life of option	5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity for the nine months ended May 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2010	-	-
Granted	2,050,000	$0.50
Exercised	-
Forfeited	(15,000)	$0.50
Balance – May 31, 2011	2,035,000	0.50	1.67 years	$3,663,000
Exercisable – May 31, 2011	810,000	0.50	1.67 years	$1,458,000
Grant date fair value of options granted		$738,472
Weighted average grant date Fair value		0.50

Outstanding options held by related parties	1,450,000
Exercisable options held by related parties	570,000
FMV of options granted to related parties	$432,275

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)

Stock Warrants

Prior to the merger, the Company had 373,840 warrants outstanding.  These warrants were exercisable for 5 years at $1.25. The warrants were exchanged with those of the public company under the same terms.

The following is a summary of the Company’s stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2010	373,840	$1.25
Granted	98,400	$1.25
Exercised	-	$-
Forfeited	-	$-
Balance at May 31, 2011	472,240	$1.25

The weighted average remaining life for all outstanding warrants is 1.58 years. The intrinsic value at May 31, 2011 is $547,202.

Note 13 Commitments and Contingencies

OSM is obligated to pay the minority stockholder of Kiosk, quarterly payments for ongoing services through June 30, 2014 (as described in Note 14 – Acquisition). The annual payments are as follows:

Period Ending May 31,
2012	225,000
2013	225,000
2014	225,000
2015	18,750
$693,750

In July 2010, OSM entered into a two-year non-cancellable facility lease agreement. Monthly payments are $3,000 per month for year 1, and $3,200 per month for year 2.   The minimum required payments are as follows:

Period Ending May 31,
2012	$38,000
2013	3,200
$41,200

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)

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

Note 14 Acquisition

Acquisition of OSM and related entities

On December 15, 2010, PPOR acquired OSM, IGS and Kiosk.

While a private company and prior to the merger, the Company loaned $386,354 in the form of a note receivable, to the Chairman in order to use those funds to acquire PPOR, and then to effectuate the acquisition.  The loan to the Chairman was in substance a capital transaction because the Chairman controlled PPOR and Soup concurrently at the time of the merger.   The note was forgiven and under the structure of the merger, charged to additional paid in capital. As a result of this accounting treatment, the Company did not record goodwill or account for any assets acquired or liabilities assumed at fair value.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Condensed Consolidated Financial Statements
May 31, 2011
(Unaudited)
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

Note 15 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $4,123,833 and net cash used in operations of $1,459,022 for the nine months ended May 31, 2011; and a working capital deficit of $5,881,489 and a stockholders’ deficit of $5,106,384, respectively, at May 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 16 Subsequent Event

In June and July 2011, the Company raised $800,000 in working capital (at $1/unit) and issued 800,000 shares of unregistered (restricted) common stock and 80,000 five-year warrants, exercisable at $1.25/share to 4 individuals.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following analysis of our consolidated financial condition and results of operations for the period December 15, 2010 through May 31, 2011 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements  and the other information set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission filed on December 20, 2010 and our amendment thereto filed with the Securities and Exchange Commission filed on February 11, 2011.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

On December 15, 2010, we entered into a Merger Agreement in which The Original Soupman, Inc. (“OSM”) was merged with and into OSM Merge, Inc. our subsidiary. All the outstanding shares of OSM were converted into an aggregate of 14,004,230 shares of our common stock and 1,987,783 shares of our preferred stock.  In addition, principal and interest on $4,673,000 of OSM’s convertible notes were converted into 4,830,254 shares of our common stock.

On January 31, 2011, we reincorporated in Delaware and changed our name from Passport Arts, Inc. to Soupman, Inc. Thereafter, our stock began trading on the OTC-Bulletin Board under the symbol SOUP.

We currently manufacture and sell soup to grocery chains and other outlets and to our franchised restaurants under the brand name “The Original Soupman”.

Our brand is well known throughout the industry and our Chicken Vegetable soup has been rated as the best chicken soup in America by Consumer Reports.  We are currently focusing on having our soups displayed in the frozen aisle in grocery stores and have plans to sell our soups in a new shelf stable tetra pak that will be located  in the soup aisles in grocery and club stores.  We also have and will continue to open our franchised restaurants in specifically designated heavy traffic locations such as casinos, airports and travel malls to increase our penetration in existing markets and new prime franchise locations.  Although our primary focus is  on retail organic growth; we will also consider retail and other acquisitions that provide unique opportunities and fit our business objectives.

Results of Operations - 9 months ended May 31, 2011

For the nine months ended May 31, 2011 soup sales accounted for 89% of overall revenues, and franchise revenues accounted for the remaining 11%.

Net loss for the nine months ended May 31, 2011 was $4,123,833 or $(0.26) per share (basic and diluted).  The net loss increase of $4,083,875 from the nine months ended May 31, 2010 was attributable to the change in our focus from the sale of on line art products to the sale of soup. The cost of sales and general and administrative expenses of our soup line of business, which includes general and administrative expenses such as the issuance of shares and stock options in the amount of $2,526,159; payroll and payroll expenses of $726,085 and legal and professional fees of $554,349 is higher than the online art business. Other expenses for the period included interest expense of $125,521 and royalties of $108,386.  Revenues of the acquired companies are only included from the date of acquisition, December 15, 2010 to May 31, 2011 and therefore a meaningful comparison between periods cannot be made.  Moreover, since the acquisition changed the Company’s business focus from the sale of art on the internet to the manufacturer and wholesaler of soup as well as a franchisor of soup stores, a meaningful comparison between the nine months ended May 31, 2011 and the nine months ended May 31, 2010  cannot be made.

Cost of Sales as a percent of soup revenues was 76% for the nine months ended May 31, 2011.

General and administrative expenses as a percentage of total revenue was 557% for the nine months ended May 31, 2011 compared to 447% for the nine month period ended May 31, 2010; however, as previously stated, since the Company’s primary focus  during these two periods was on different lines of business, a meaning comparison cannot be made.

Results of Operations - 3 months ended May 31, 2011

For the three months ended May 31, 2011 revenues from soup sales accounted for 89% of overall revenues, and franchise revenues accounted for the remaining 11%.

Net loss for the three months ended May 31, 2011 was $1,631,215 or $(0.07) per share (basic and diluted) compared to a loss of $6,559 for the comparative period of May 31, 2010.  The net loss increase was again, primarily attributable to the change in our focus from the sale of on line art products to the sale of soup and the related costs and expenses. The general and administrative expenses for the period of $1,698,112 includes the issuance of shares and stock options in the amount of $926,463; payroll and payroll costs of $296,068 and legal and professional fees of $265,448.  Other expenses for the quarter included interest expense of $66,155 and royalties of $56,250 which were offset $90,645 of deferred advertising revenue which was recognized.

Cost of Sales as a percent of soup revenues was 85% for the three months ended May 31, 2011 which is higher than normal due to the increase in cost of some ingredients along with increased fuel costs and freight as well as the mix of our product sales.  The higher cost of sales % can also be attributable to the cost associated with promoting our product by offering discounts as well as the cost of “slotting fees” to get our product on shelf.  Those costs were netted against soup sales resulting in a higher cost of sales as a percentage of soup revenue.  These are one time non - recurring fees.

General and administrative expenses as a percentage of revenue was 412% for the three months ended May 31, 2011 compared to 210% for the period ended May 31, 2010, however, the company was in two separate business lines during these equal periods, thus a meaningful comparison cannot be made.

Liquidity and Capital Resources

At May 31, 2011, we had cash and cash equivalents of $9,861 as compared to $551 at August 31, 2010.  Since May 31, 2011, we have raised additional working capital of $800,000 from the sale of 800,000 shares of restricted common stock and related warrants.  Our working capital deficit at May 31, 2011 was $5,881,489 and as of August 31, 2010 was $92,033.  Because the merger occurred on December 15, 2010, a meaningful comparison of these amounts cannot be made.

For the nine months ended May 31, 2011 cash used in operating activities was $1,459,022.  Our primary uses  of cash from operating activities for the period were losses from operations offset by increases in share based payments, stock issued for services, and decreases in accounts receivable and due from franchisees.

Net cash provided by investing activities for the nine months ended May 31, 2011 was $555,657, predominantly from the cash received in the merger.

Net cash provided by financing activities for the nine months ended May 31, 2011 was $912,675 which included $984,000 from the issuance of common stock and warrants offset by $71,325 used for the repayment of debt.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of $ 5,106,384 through May 31, 2011 and a net loss of $4,123,833 for the nine months ended May 31, 2011.   We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock. At May 31, 2011, we had short term debt of $3,724,442 and a working capital deficit of $5,881,489.   These factors raise substantial doubt about our ability to continue as a going concern. .  During the nine months ended May 31, 2011, we raised $984,000 from the issuance of our common stock and warrants and since then we have raised an additional $800,000 from the sale of our common stock and warrants.  Our debt in the amount of $3,724,442 includes a guarantee of Soup Kitchen International Inc’s debt in the amount of $3,649,433 part of which is past due.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our advertising and marketing campaign,  and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

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

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

As required by Rules 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer and our chief financial officer. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the applicable time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures which are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer and our chief financial officer to allow timely decisions regarding required disclosure.

Based upon that evaluation, our president and chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as at the end of the period covered by this quarterly report. There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

On September 21, 2009, Penny Fern Hart, a former Chairman of the Board of Soup Kitchen International, Inc. (“SKI”), as successor to the Commerce Bank loan to SKI, commenced an action in N.Y. State Supreme Court, Case Index # 602538/09, against John Bello, Maj-Britt Rosenbaum and William McCreery (the “Defendants”) to enforce certain guarantees given by the Defendants to Commerce Bank regarding SKI’s defaulted loan. On October 26, 2010, a third party action was filed in this case by the Defendants against The Original Soupman, Inc. (“OSM”), certain principals of OSM and other third parties. The action seeks, among other things, to invalidate OSM’s purchase of assets from SKI. On May 2, 2011, a proceeding was brought against our company, certain principals of our company, and other third parties by the bankruptcy trustee for SKI seeking to avoid and/or recover the value of assets of SKI, realleging various claims made in the October 26, 2010 action.  We intend to vigorously defend these actions believing them to be wholly without merit, especially in the light of the fact that an independent appraisal was performed prior to the asset transfer which completely supported the fairness of the asset transfer to our company in which we paid $100,000 in cash, guaranteed secured debt in the amount of $3,600,000 plus some additional SKI receivables.  In addition, there was SKI shareholder approval obtained in connection with the transaction. No assurance, however, can be given as to the ultimate outcome of this action or its effect on our company. If our company is not successful in its defense of this action it would have a material adverse effect on its business and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the nine months ended May 31, 2011, we issued 400,000 shares of common stock at $2.15 per share for services rendered by a consultant, having a fair value of $860,000, based upon the quoted closing trading price on the date issued.

For the three months ended May 31, 2011, we issued 119,500 shares of common stock and 11,950 five-year warrants, exercisable at $1.25/share for $119,500 ($1/unit) to 6 individuals. These securities were issued pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

On May 20, 2011 we entered into a Forbearance Agreement with Penny Fern Hart pursuant to which we issued Ms. Hart 500,000 shares of our common stock and placed another 500,000 shares in escrow. These securities were issued pursuant to Section 4(2) of the Securities Act.

In June and July 2011, we issued 800,000 shares of common stock and 80,000 five-year warrants, exercisable at $1.25/share for $800,000 ($1/unit) to 4 individuals. These securities were issued pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

 Item 3. Defaults upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

On May 20, 2011, we entered into a thirteen-month Forbearance Agreement with Penny Fern Hart relating to approximately $1,500,000 in principal amount of secured debt of SKI that our subsidiary, OSM, guaranteed when it acquired assets from SKI in December 2009. In connection with this Forbearance Agreement, OSM and its subsidiary, International Gourmet Soups, Inc. (“IGS”), have entered into a Secured Guaranty relating to the above debt and the related interest and fees due thereunder. We also entered into a Keepwell Agreement regarding our subsidiaries, and issued Ms. Hart 500,000 shares (at the time of the share exchange on December 15, 2010), of our common stock and placed another 500,000 shares in escrow to secure OSM’s guarantee. If the underlying loan is repaid before the forbearance period ends, 400,000 of the escrowed shares will be returned to us. If the underlying loan is not repaid before the forbearance period ends, the Forbearance Agreement provides that the 500,000 escrowed shares will vest with Ms. Hart and that the average market value of the shares will be applied to satisfy all of or a portion of the loan, to the extent of such market value.

Item 6. Exhibits.

Exhibit
Number	Description

(3)	Articles of Incorporation and Bylaws

3.1 (1)	Articles of Incorporation

3.2 (1)	Bylaws

(4)	Instruments Defining the Rights of Security Holders

4.1 (1)	2010 Stock Incentive Plan

(10)	Material Contracts

10.1 (2)	Merger Agreement between OSM Merge and Passport Arts, Inc.

10.2 (3)
Agreement, dated as of April 27, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food Inc and Al Yeganeh (portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The omitted portions have been filed with the SEC).

10.3 (3)
Amendment, dated February 20, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food Inc and Al Yeganeh (portions of the exhibit have been omitted pursuant to a request for confidential treatment.  The omitted portions have been filed with the SEC).

10.4 (4)	Forbearance Agreement, dated May 20, 2011, between The Original Soupman, Inc., Soupman, Inc., International Gourmet Soups Inc. and Penny Fern Hart.

10.5 (4)	Secured Guaranty, dated May 20, 2011, by The Original Soupman, Inc. and International Gourmet Soups Inc. in Favor of Penny Fern Hart.

10.6 (4)	Keepwell Agreement, dated May 20, 2011, by Soupman, Inc. in favor of Penny Fern Hart.

31.1*	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

* Filed herewith.

(1)	Incorporated by reference from our registration statement on Form S-8 filed on February 2, 2011.
(2)	Incorporated by reference from our quarterly report on Form 10-Q filed on January 14, 2011.
(3)	Incorporated by reference from our quarterly report on Form 10-Q filed on April 19, 2011.
(4)	Incorporated by reference from our current report on Form 8-K filed on May 25, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUPMAN, INC.

Date: July 15, 2011	By:	/s/ Arnold Casale
Arnold Casale
Chairman and Chief Executive Officer (Principal Executive Officer)