Form 10-K
period 2011-08-31
SOUPMAN, INC.
filed 2011-11-30
CIK 1475273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended August 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period from______________________ to____________________________

Commission File Number: 000-53943

SOUPMAN, INC.
(Name of small business issuer in its charter)
Delaware	61-1638630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1110 South Avenue, Suite 100 Staten Island, NY	10314
(Address of principal executive offices)	(Zip Code)

(212) 768-7687
Registrant’s telephone number, including area code:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐     No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of February 28, 2011, was approximately $41,900,206 based on $2.30, the price at which the registrant’s common stock was last sold on that date.

As of November 29, 2011, the issuer had 27,551,867 shares of common stock outstanding.

Documents incorporated by reference:  None

SOUPMAN, INC.

FORM 10-K

 PART I

Forward-Looking Statements

Most of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Soupman,” refer to Soupman, Inc.

Item 1.	Business

OUR COMPANY

On December 15, 2010, we entered into a Merger Agreement in which The Original Soupman, Inc. (“OSM”) was merged with and into OSM Merge, Inc., our subsidiary. All the outstanding shares of OSM were converted into an aggregate of 14,004,230 shares of our common stock and 1,987,783 shares of our preferred stock.  In addition, principal and interest of $4,830,254 of OSM’s convertible notes were converted into 4,830,254 shares of our common stock.

On January 31, 2011, we reincorporated in Delaware and changed our name from Passport Arts, Inc. to Soupman, Inc. Thereafter, our stock began trading on the OTC-Bulletin Board under the symbol SOUP.

We currently manufacture and sell soup to grocery chains, the New York City Public School System and other outlets and to our franchised restaurants under the brand name “The Original Soupman”. Our brand is well known throughout the industry and our Chicken Vegetable soup has been rated as the best chicken soup in America by Consumer Reports.

OUR BUSINESS

Overview of our Operations

Our Company manufactures and sells soups under the “Original SoupMan” brand.  We have sold our soups in retail packages for consumers in the frozen aisle in supermarkets and grocery stores for the “heat & serve” market and  expect by the end of January 2012 to instead sell our soups in a new innovative  Tetra-Recart self stable packaging in the canned soup aisle where most “heat & serve” retail soup purchases are made.  We believe that with the new, shelf-stable, Tetra-Recart packaging that allows our soups to be displayed in the canned soup aisle, many consumers will choose the SoupMan’s famous soups from Al Yeganeh over the other typical inferior tasting canned soups. We believe we will capture the health conscientious consumers who are aware that recent reports have warned consumers that canned products contain BPA, a known cancer causing agent. Tetra Recart packaging is BPA free and recyclable.

We also have franchised and licensed restaurants in specifically designated heavy traffic locations such as casinos, airports, malls and other travel destinations including the Mohegan Sun Casino in Connecticut and Twin River Casino in Rhode Island.  We sell the Original SoupMan soups in bulk 8 lb. frozen “heat ‘n serve” pouches to our franchised and licensed restaurants. The bulk 8 lb. pouches are also used for the SoupMan Mexicali Bean Soup we sell to the New York City Public School system.

Licensing Arrangement with Al Yeganeh

In July 2004, International Gourmet Soups licensed the exclusive rights to use, in perpetuity, the name, slogans, and recipes of Al Yeganeh, founder of the famous soup restaurant located in New York City on 8th Ave and 55th  Street, in manufacturing and marketing in North America, over 40 varieties of gourmet soups under the brand “Original SoupMan”.

The quality of his soup was such that Mr. Yeganeh gained a devoted local following and long lines of loyal customers outside the store that extended around the block. This location had been closed since 2004 as Al developed the soups for us and was reopened in July of 2010 to the same huge fanfare that it has experienced since 1984. Mr. Yeganeh’s renowned soups abruptly went international in 1995 when they first aired the famous “soup” episode of the “Seinfeld” comedy television show, which featured a character based on Mr. Yeganeh. This episode is one of the best known and highest-rated of that phenomenally successful series, and it soon became common knowledge that the character of the irascible soup-restaurant proprietor was based—fairly or unfairly—on Mr. Yeganeh. Mr. Yeganeh was featured on “Late Night with David Letterman,” “The Oprah Winfrey Show,” “Good Day New York,” and “The Today Show,” CNN, CNBC’s “Squawk Box,” and “Your World with Neil Cavuto”, “Fox and Friends”, TIME Magazine, Consumer Reports and many other media venues.  Mr. Yeganeh was paid $150,000 upon execution of the license agreement, and the agreement further provides that he will  receive a minimum royalty of $225,000 per year through June 30, 2014 based on a right to royalties of 3% on our gross sales (as such term is defined in the agreement) on the first $50,000,000 of gross sales, 2% on gross sales between $50,000,000 and $75,000,000 and 1% on gross sales thereafter and 3% of our franchise fees (the latter amount to be donated to charities dedicated to relieving hunger) and he also receives 50% of the net profits from the sale of certain merchandise. Pursuant to the terms of the license agreement, Mr. Yeganeh received 20% of the outstanding stock of our subsidiary Kiosk Concepts, Inc., which previously managed our franchise operations, and has recently received 20% of the outstanding stock of our subsidiary SoupMan Franchise Company, Inc. In the event of a bona fide sale of all of the stock or assets of the Company Mr. Yeganeh shall receive the lesser of 10% of the sale price less all outstanding liabilities or $10,000,000.  The agreement with Mr. Yeganeh does not provide for any stated termination provisions.

Current Operations

We sell our soups in two distinct venues and packages.  In the grocery segment we sell our soups in the frozen section in BPA-FREE microwavable bowls which will soon be replaced by Tetra Recart packaging that will allow our soups to be displayed in the soup aisles of grocery stores rather than the frozen food aisles.  In the food service segment we sell our soups in 8 lb. frozen boilable pouches to our franchised restaurants, licensed customers and NYC public school system.

The soups have been approved by Mr. Yeganeh and are slow cooked in small batches using his original recipes and flash frozen to seal in the maximum amount of flavor.  The Tetra Recart soups will not require any refrigeration and have no preservatives added. Our processes enable us to ship Mr. Yeganeh’s famous soups anywhere in the world.

Original Soupman Packaged Soups

In its December 2010 publication, Datamonitor valued the US soup market at grocery stores at $6 Billion in 2009 and estimated that it will be worth $7.5 Billion by the end of 2014, with an expected CAGR of 4.6% between 2009 and 2014.

With our launching of the SoupMan brand shelf stable soup in the grocery and supermarket in February 2012, we will now be part of this $6 billion US grocery soup category and plan to be able to gain a meaningful portion of that business. The Tetra Cart packaging will allow us to sell products in grocery stores that we previously could not sell such as  our best selling soup in our restaurants, Lobster Bisque. We believe that many consumers have had some difficulty finding our retail product in their local frozen foods section, but that with the shelf-stable, Tetra-Pak it will be easy for a consumer to find our famous soups from Al Yeganeh. The elimination of the need for refrigeration also significantly reduces our production, shipping and storage costs. Tetra Recart soups are easier to ship, easier to stock and easier on the environment. Our environmentally friendly packaging is made in Sweden. Several thousand products around the world have shifted to Tetra Recart and/or Aseptic shelf stable packaging due to its environmentally friendly traits and its being BPA-FREE.

The ability to sell our soups where people look for them in the canned soup aisle, as opposed to the frozen foods section among varied other foods, enables us to offer the same quality, award winning taste and shelf life for less cost and maintain profit margins. We believe that this will be the catalyst and inflection point which will propel the SoupMan brand into the mainstream of the national soup retail industry.

Currently, our BPA-free microwavable bowls can be found in the freezer sections of upscale supermarkets and in retail grocery chains.  These 10 oz. bowls are a healthy, tasty, nutritious meal and are priced between $3.49 and $3.99. Our current customers include Winn Dixie, ShopRite, Genuardi’s (Safeway.com), Kroger’s, Albertsons and other major retail chains.  In 2012 we will implement our new 17.3-ounce Tetra Recart packaged soups with lower sodium levels and upgraded graphics in the aforementioned grocery chains and new customers.

The supermarket industry is currently seeking new product concepts to drive incremental sales and profits in today’s economy.  The Original SoupMan’s marketing strategy is to exceed our customer’s expectations for premium soup products and healthy meat replacements.  Original Soupman targets consumers in the retail landscape that are educated, health and taste conscious, working and have limited time to cook and desire high quality meals for immediate consumption.  We have recently introduced gluten free soups and we plan to introduce an organic soup, lower-sodium soups and recipes for our customers to follow which help stretch the dollar by putting the soup over pasta, rice or potatoes. We plan to target all grocery chains as well as upscale customers such as Whole Foods, Wild Oats and Trader Joe’s as potential clients for those products.

In addition, we plan to expand our branded offering to soup bases, ready to use broths and dry soup mixes to compete in these growing categories with Mr. Yeganeh’s famous recipes which we believe will make his broths and stocks sought after by customers. These products will be priced for grocery and discount stores such as Wal-Mart with significant operating margins for our company.

Franchising

Our entire line of over 40 varieties of “Original SoupMan” soups are sold directly to consumers in Original SoupMan restaurants by franchisees, to whom we sell the bulk soups. We currently have 18 franchise locations.

Our flagship Original SoupMan delicatessen restaurant model opened in December 2009 at the Mohegan Sun Casino in Connecticut (www.mohegansun.com) featuring our soups in addition to a new line of “Best of New York” authentic deli sandwiches named for city landmarks such as The Penn Station, Al’s 42nd Street Ruben and The Thanksgiving Day Parade.  The New York themed restaurant’s design features natural color schemes and traces of New York City, such as taxi cabs checker and subway tiles like those found at Grand Central Station.  This new design also uses graphics of the city’s landmarks and will be used as the new footprint for those stores to be built in the future. The franchisee of this restaurant is one of the founders of Johnny Rocket’s Hamburgers, Lloyd Sugarman (www.johnnyrockets.com), and a member of the Company’s board of advisors. Mr. Sugarman brings a wealth of restaurant experience into the Original SoupMan system and we believe he will help our franchise operations system grow efficiently in all aspects.  He recently opened his second Original SoupMan restaurant at Fisherman’s Wharf in San Francisco, CA and has plans for additional SoupMan restaurants in Atlantic City, NJ, Poconos PA and more. We have recently signed an Area Development Agreement with Mr. Sugarman for all the casinos in the U.S. and Canada.

We have identified casino, airports, theme parks and tourist spots as our preferred locations.  We expect to open a SoupMan restaurant in Universal Studios City walk in Hollywood, CA in early 2012.

Co-Branded Franchising

We intend to continue franchising, co-branding and licensing throughout the United States and Canada with quality partners.

We opened our first co-brand with Tim Horton’s (www.timhortons.com), the Canadian coffee and donut giant, which has over 3,800 restaurants in the Canada and the US, in New York City on 38 Street and 6th Avenue , and expect to open other locations with them.

In 2009, we granted Cold Stone Creamery, Inc. a right to use our trademarks, trade names, logos and other intellectual property for the purpose of developing co-branded Original SoupMan and Cold Stone Creamery, Inc. franchise locations (www.coldstonecreamery.com). In October 2009, we opened our first co-branded unit with Red Mango at North Park Center in Dallas (www.redmangousa.com).

We also have 2 co-branded stores with Ranch*1 in NYC, one at 53rd and 6th and one by Wall Street at Hanover Square.

Co-branding enables The Original SoupMan to expand more rapidly with existing operators, with less risk, offering our consumers a healthy lunch/dinner with more variety and brand recognition while offsetting the seasonality of our products.

Original SoupMan Licensed Soup Program

We are testing adding our branded Original SoupMan soups as a product in large chains with substantial daily foot traffic and lunch business.  This would only require a License Agreement to purchase our soups and not require fees or royalties.

This program is targeted towards select successful strategic chains such as Starbuck’s (www.starbucks.com) and has been accepted by Earl of Sandwich (www.earlofsandwichusa.com), a fast growing restaurant chain founded by Robert Earl, the founder of Planet Hollywood Intl. Earl of Sandwich opened their first NYC store and the 5,000 sq. ft. Earl’s Court this year which serves Original SoupMan branded soups via a licensing agreement. In all instances we offer the power of our brand and world famous soups to strategic partners that have thousands of outlets, high traffic and proven success.

SoupMan NYC School Lunch Program

SoupMan Mexicali Bean has been approved as a lunch item in all New York City Public Schools, at elementary, middle and high school levels in  the five boroughs of New York City which serves over 1 million students per day, and we have begun taking orders for the product from the four New York City school system distributors. Studies have shown that menus in most school lunch programs are too high in saturated fat and cholesterol and lacking in fiber, vegetables and other nutrient-rich foods. The reports show that major changes are needed to encourage the health of the nation’s youth and to reverse the growing trends of  child hood obesity, early-onset diabetes, and hypertension, among other chronic diseases, in children and teens. We have, in cooperation with the NYC Department of Education School Foods, developed a menu of low fat, low calorie menu items that are delicious yet high in fiber, protein and vegetable nutritionals.  We have also proposed a nutritionally balanced Shaq-A-Roni, Cheese, Shaqetti and meatballs and the Shaq-A-Noodle Soup. Our products are sold as  a superior, ready to serve, branded item,  which is user-friendly for the cafeteria employees (i.e., no mixing and cooking, just  ‘heat n serve’), and tasty and nutritious.

We anticipate working with additional school systems across the country to participate with SoupMan to fill a void and meet an important need to serve healthy meals.  In addition, we believe there are many other meals which we can prepare in this heat-n-serve format for schools across the country.

E-Commerce and On-Line Distribution

While our distribution channels continue to be built, we have an interactive website which allows customers to purchase our 5 retail soup varieties, Seafood Bisque, Broccoli & Cheese, Italian Style Wedding, Tomato Basil and Chicken Vegetable, as well as our collection of licensed merchandise.  In February 2012 we will be offering our new Tetra Recart packaging.

Special Advisor of Strategic Relationships

Baseball legend Mr. Reggie Jackson is our Special Advisor of Strategic Relationships. In this role, he represents our brand in the media, with high profile customers and at trade shows.  Mr. Jackson also heads up our charity, Al Feeds the Hungry Foundation, from which we make donations to local organizations that help feed the hungry.

Special Partnership Relationship

Shaquille O’Neal has granted us a license, through Mine O’ Mine, Inc. to use certain trademarks related to Shaquille O’Neal in association with prepared or packaged soups.  Pursuant to the Agreement, Mr. O’Neal has endorsed our Soupman products, is assisting us in the creation and fostering of business opportunities, and utilizing his brand, Twitter network and personal  appearances to promote our SoupMan sales, customer base and product awareness, among other things.

Our Company Corporate Structure

The Original SoupMan Inc. markets our “Original SoupMan” soups. SoupMan Franchise Company, Inc. and Kiosk Concepts, Inc, are 80% owned subsidiaries of The Original SoupMan Inc., the remaining 20% of which is owned by Mr. Yeganeh, are entities from which we conduct our franchising operations which collect franchise fees and royalties.

We have a contract with a co-packer who has three facilities and has committed to produce up to 20,000,000 pounds of our bulk soup per year.  This facility currently manufactures all of the “Original SoupMan” soups.  In addition, we have a contract with a manufacturer of our Tetra Recart soups that has plants in Canada and the United States. We do not maintain a staff at any of those facilities. We have 10 employees at our Corporate Headquarters at 1110 South Avenue, Staten Island, New York 10314.

THE SOUP MARKET

The Food Marketing Institute estimates that U.S. retail sales of premium soup represent a $7.1 billion market in foodservice and restaurants (FMI Website March 09); our goal is to capture at least 2% of that market over the next five years, equivalent to $160 million in wholesale sales and the license strategy was developed to address this opportunity.

Supermarket Stores

The Supermarket industry consists of over 35,000 stores with 2009 total sales of $556.9 billion. (Food Marketing Institute 2010).  In addition, there are over 136,000 grocery stores with similar revenue.  According to Datamonitor, the US soup market is expected to continue to grow at a rate of 2.8% per year between 2009 and 2014.  It is our goal to capture a portion of this market.

Fast-Food Trends

Within the food service industry, fast food represents $178.5 billion of total restaurant sales in 2009. There are approximately 300,000 fast food stores in the U.S. (IBIS World 2010).  People are frequenting fast-food outlets more often and they are spending more money at fast-food outlets.

Health concerns are also forcing fast-food outlets to add healthier foods to their menus. With baby boomers worrying about cholesterol, and big chains being sued over high-fat content foods, it’s tempting to conclude that finally, health concerns are rewriting fast-food menus. Based upon the nutritional content of our soup, we feel our soups offer a healthy alternative to other foods sold at fast food outlets.

An important subset of the branded premium specialty operations is the growing popularity of upscale “quick-casual” fast-food concepts, as exemplified by restaurants such as those in the Panera Bread, Cosi, and Chipotle Mexican Grille chains. Our target customer has annual household income of $75,000 or more, educated and health conscious.  It is our opinion that quick-casual consumers are more health conscious and want lighter fare, all-natural products, and varied international or exotic ingredients. They have less time for lunch and dinner, and regard quality take-home foods as supplementing, or as an alternative to, home cooking.  These consumers are seeking “home meal replacement” choices and we believe that soup is the perfect home meal replacement.

We estimate that soup currently accounts for 4% of U.S. food-service sales. We believe that we can profit from each of the trends noted above—stores seeking to increase ticket sales, consumers seeking healthier fare, and the growing popularity of branded, comparatively upscale outlets- because they will lead to an increase in the soup component of food-service sales. In particular, to take advantage of these trends we have developed a “clip-on” Original Soupman branded concept of sub franchising and licensing, in which our soup products in certain outlets are one of several co-branded food concepts; providing an outlet a means of increasing ticket sales and offsetting the effects of seasonality.

Fast-Food Franchises

We are currently franchising fast-food “Original SoupMan” co-branded stores in high-traffic locations (including shopping malls, airports, casinos, travel plazas, tourist locations, and major city centers) throughout the U.S. We have franchise approvals in 47 U.S. states, and have submitted our franchise offering documents in the remaining states. Since October 2004, more than 8,500 applications from potential franchisees and have been received. Our focus will be on experienced multi-store operators and co-branding into existing successful operations.

Franchising Terms

Our franchise fee is generally $35,000 per unit (although in certain situations, where a franchisee agrees to open three or more stores, we charge a discounted fee), $20,000 for a co-branded store and we collect a 5% royalty on all sales of products sold by the franchisee, in addition to money received from the franchisee for the purchase of the soups. Each franchise is for a ten-year term, which is renewable if the franchisee is in compliance with our franchise requirements, which include meeting quality standards, following the procedures set forth in our operations manual, selling our soups exclusively and making prompt payments.

The Original SoupMan Delicatessen, our first of this model opened in the Mohegan Sun Casino in Connecticut in December 2009 is a 650 square foot restaurant with common seating.  A typical Original SoupMan Delicatessen could cost up to $200,000 or more depending on the size and location. This is relatively inexpensive compared to the average restaurant cost due to our simple equipment package. Our stores have no fat fryers or fire suppression systems. Consumers prefer to dine in a comfortable setting with seating and we will continue to refine this model while co-branding Original SoupMan which only requires approximately $60,000 in capital investment, throughout the United States and Canada with quality partners.

PRICING AND GROSS MARGINS

We sell our “Original SoupMan” franchisees products at an average price of approximately $35 per case which returns average margins of approximately 30%. Our franchisees have signed 20-year contracts with the Company. The 10-ounce pack of our frozen product sells in grocery stores for approximately $3.49-$3.99, depending on the variety of soup. On a per-ounce basis, our frozen product is slightly more expensive than its competition, but we think that the quality is far superior based on the ingredients used and the high ratings we have obtained from the Zagat Survey and Consumer Reports. Our shelf stable Tetra Recart packaging which will be packaged in 17.3 ounce packages, we anticipate, will sell in grocery stores for approximately $3.79 - $3.99.When compared to the frozen product, the Tetra Recart soup will be much more competitively priced without losing any of the SoupMan quality and flavor

Franchisees are free to set retail prices at their restaurants, and we expect that franchise outlets will sell a 12-ounce cup of hot soup for approximately $6 and more for Lobster bisque. We have also implemented a Daily Special in our restaurants for $6.95 which includes a cup of the Original SoupMan soup, ½ sandwich or salad and fresh brewed tea or lemonade to be competitively priced.  We have also implemented a pay one price strategy of $4.49 for a cup and $5.99 for a bowl in order to have our customers have a better price/value perception of Original SoupMan while returning a cost of goods sold of approximately 35% for our operators.

MARKETING

We are building on the fame of Mr. Yeganeh by investing strategically in people, packaging, advertising, promotions, and establishing a corporate identity. We have also invested sparingly in trade events including the Multi –Unit Operator Conference, the FMI (Food Marketing Institute) show, MUFSO conference, IFA conference, ARN conference and The Money Show conferences. We sample our soups and are able to meet potential restaurant operators, customers and strategic partners at these events.

We also work with Groupon (www.Groupon.com), Living Social (www.Livingsocial.com) and Sign Post (www.Signpost.com) to increase traffic to our franchised restaurants.

In keeping with Mr. Yeganeh’s tradition of feeding the hungry and homeless, we have formed a charitable foundation called “Al Feeds the Hungry Foundation” from which we make donations to local organizations who help feed the hungry.  Our agreement with Mr. Yeganeh provides that 3% of the franchise fees payable to Mr. Yeganeh shall be paid to a charity named by Mr. Yeganeh which helps feed the hungry.  To date, we have donated over $50,000.

PRODUCTS AND OPERATIONS

Our “Original SoupMan” product line consists of all of Al Yeganeh’s soups, which to date is 48 different types, each featuring fresh ingredients and exotic flavors. Mr. Yeganeh and our team developed a proprietary cooking process, unique to the food manufacturing industry, enabling them to produce a line of packaged and frozen gourmet soups of the highest quality. We make all our products from raw materials, initially sautéing primary components, and then gradually adding complementary ingredients.  All of our soups are manufactured and packaged by us or our manufacturers at their facilities and shipped  by common carrier or their trucks to the sale destination.

Products sold through our franchise program and our kettle soups are packed in 8-pound boilable poly bags (which have been designed to lock in flavor) and frozen. At the point of sale, the soup is heated in branded kettles that “finish” the soup and bring all flavors to their peak. No additional ingredients are required, except lobster and crab meats for our specialty soups. We add some fresh herbs as a garnish at our stores which include dill, cilantro and fresh basil.  Franchisees will offer toppings for the soups, such as sour cream, guacamole, cheese or onions, which add variety to each soup offering.

It is anticipated that by the end of February 2012 our “Original SoupMan” soups that are sold to consumers in grocery stores will be packaged in Tetra Recart cartons that will allow them to be displayed for the first time on shelves in the canned soup aisle. Not only will the Tetra Recart packaging allow us to eliminate the need to refrigerate our soups and allow our soups to be displayed on the shelves in the soup aisles but soups packaged in Tetra Recart cartons are easier to ship, easier to stock and easier on the environment. We will pack Lobster Bisque, Chicken Noodle, Lentil and Tomato Bisque in the Tetra Recart packaging. Currently, our “Original SoupMan” soups that are sold to consumers in grocery stores are frozen in packages containing a vacuum-sealed, 10-ounce microwavable bowl which are ready to serve after being heated by the consumer. Currently, we sell 5 varieties in our single pack size, Seafood Bisque, Chicken Vegetable, Broccoli & Cheese, Italian Wedding and Tomato Basil.

COMPETITION

We compete directly with national and regional soup wholesalers, marketers of frozen packaged goods, and regional retail soup chains. In addition, we compete indirectly with many well-established food-service companies, including fast-food restaurants, delicatessens, take-out food service companies, supermarkets, and convenience stores.

Our competition includes the following companies.

Regional and National Wholesale Manufacturers (kettle programs)

1. Heinz—Chef Francisco

2. Campbell’s—Stockpot

3. Kettle Cuisine

Branded Marketers (refrigerated, jarred, tetrapaks)

1. Campbell’s—Stockpot

2. Kettle Cuisine

3. Moosehead

4. Blount

5. Harry’s

6. Arica—Walnut Acres

7. Hain Food Group—Imagine Soups

8. Country Gourmet Foods—Wolfgang Puck

Frozen Packaged Soup

1. Tabachnick

2. Bird’s Eye—Hearty Spoonfuls

3. Woodstock Organics

4. Silver Spring Garden—Bookbinders

Fast Food Chains with Proprietary Soup Sourcing

1. Hale & Hearty  (local NYC)

2. Souper Salad (South West)

3. Zoup (Michigan Area)

Our franchise operations are subject to competition from every other franchise chain. There are many alternatives available to franchisees.  Many of the fast food chains are more established than us and have greater marketing and distribution resources than us, which permit them to implement extensive advertising programs and attract franchisees.  However, we feel that the quality of our product will help us attract franchisees.

Barriers to entry are moderate in this industry. The start-up costs for equipment, supplies, and establishing distribution are significant, and it is critical that one have access to industry expertise. Due to the size and complexity of their equipment and their existing production techniques, the larger soup companies are not equipped to produce higher-quality, all-natural gourmet soups. Regional producers of refrigerated gourmet soups are in general unable to freeze their product. This shortens its shelf life and therefore limits how widely the product can be distributed. In addition, there is little consumer awareness of regional brands, such as Hale & Hearty.  We have not experienced these barriers to entry as we are a low capital intense national retailer with the ability to ship frozen products nationally and even internationally, to Canada.

RECENT DEVELOPMENTS

On May 20, 2011, we entered into a thirteen-month Forbearance Agreement with Penny Fern Hart relating to approximately $1,500,000 in principal amount of secured debt of Soup Kitchen International, Inc. (“SKI”) that our subsidiary, The Original Soupman, Inc. (“OSM”), guaranteed when it acquired assets from SKI in December 2009. In connection this Forbearance Agreement, OSM and its subsidiary, International Gourmet Soups, Inc. (“IGS”), have entered into a Secured Guaranty relating to the above debt and the related interest and fees due thereunder. We also entered into a Keepwell Agreement regarding our subsidiaries, and issued Ms. Hart 500,000 shares of our common stock and placed another 500,000 shares in escrow to secure OSM’s guarantee. If the underlying loan is repaid before the forbearance period ends, 400,000 of the escrowed shares will be returned to the Company. If the underlying loan is not repaid before the forbearance period ends, the Forbearance Agreement provides that the 500,000 escrowed shares will vest with Ms. Hart and that the average market value of the shares will be applied to satisfy all or a portion of the loan, to the extent of such market value. This Agreement is currently in default and we are in discussions with Ms. Hart to buy out the loan to cure the default. No assurance can be given as to the outcome of those discussions.

On August 9, 2011, we entered into an Endorsement Agreement, dated as of July 29, 2011, with Mine O’ Mine, Inc. (“MoM”) for an initial 36 month term (the initial term and any renewal term referred to herein as the “Term”) pursuant to which MoM granted to the Company, during the Term: (i) an exclusive license to use certain trademarks of MoM related to Shaquille O’Neal in association with prepared or packaged soups and (ii) a non-exclusive license to reproduce, advertise and display the trademarks in certain promotional materials used to promote prepared or packaged soups manufactured and/or distributed by the Company under the Soupman name. The Agreement also provides that Mr. O’Neal shall endorse the Products, assist in the creation and fostering of business opportunities, and utilize his Twitter network to promote product awareness, among other duties. In return for the grant of the license for the trademarks, the Company agreed to issue MoM 1,200,000 restricted shares of the Company’s common stock, with the following vesting schedule:  (i) one-third of the shares will vest immediately and (ii) two-thirds of the shares (the “Vesting Shares”) will be initially subject to a repurchase option as more fully described in the agreement, with 1/24 of the Vesting Shares to be released from the repurchase option on the one-month anniversary of the effective date of the agreement, and an additional 1/24 of the Vesting Shares to be released from the repurchase option on the first day of each month thereafter, until all Vesting Shares are released from the repurchase option.  In addition, Mr. O’Neal can earn up to an additional 500,000 shares of restricted stock of the Company as compensation for assisting the Company to achieve $100,000,000 in annual sales.

EMPLOYEES

We currently have 10 full time employees at our offices in Staten Island, New York. We do not have any written employment agreements with any of our executive officers. However, all of our employees have signed non-disclosure agreements, protecting the disclosure of our confidential information.

Item 1A.	Risk Factors

Not required for smaller reporting companies

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our primary offices are located at 1110 South Avenue, Staten Island, New York 10314. We currently rent approximately 400 square feet of office space in Staten Island, New York for monthly rent of $3,120. The current lease expires in June 2012 but we anticipate renewing the lease and staying in the offices. We believe our current offices will be adequate for the foreseeable future.

Item 3.	Legal Proceedings update

On September 21, 2009, Penny Fern Hart, a former Chairman of the Board of Soup Kitchen International, Inc. (“SKI”), as successor to the Commerce Bank loan to SKI, commenced an action in N.Y. State Supreme Court, Case Index # 602538/09, against John Bello, Maj-Britt Rosenbaum and William McCreery (the “Defendants”) to enforce certain guarantees given by the Defendants to Commerce Bank regarding SKI’s defaulted loan.  On October 26, 2010, a third party action was filed in this case by the Defendants against OSM, certain principals of OSM and other third parties.  The action seeks, among other things, to invalidate OSM’s purchase of assets from SKI. On May 2, 2011, a proceeding was brought against the Company, certain principals of the Company and other third parties by the bankruptcy trustee for SKI seeking to avoid and/or recover the value of assets of SKI, re-alleging various claims made in the October 26, 2010 action. On October 22, 2011, the presiding judge in the bankruptcy action stayed the remaining third-party claims, in the Penny Fern Hart matter, and ordered all the parties to confer and submit a discovery schedule for the bankruptcy action. The Company intends to vigorously defend these actions believing them to be wholly without merit, especially in the light of the fact that an independent appraisal was performed prior to the asset transfer to OSM which completely supported the fairness of the asset transfer to OSM in which OSM paid $100,000 in cash, guaranteed secured debt in the amount of $3,670,000, and has since paid $ 352,907 in respect of SKI payables (including $ 256,205 owed to Al Yeganeh. In addition, there was SKI  shareholder  approval obtained in connection with the transaction.  No assurance, however, can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these actions it could have a material adverse effect on its business and operations.

Soupman, Inc. is one of several defendants in a lawsuit filed by plaintiff Gourmet Sales and Marketing, LLC (“GSM”) in the Supreme Court of the State of New York, County of New York on or about July 18, 2011.  Plaintiff GSM claims that it is owed sales commissions based upon an August 2009 sales and marketing agreement.  The complaint contains five causes of action.  Aside from the claim for an accounting, compensatory damages and/or punitive damages are demanded with respect to the other claims, totaling in excess of $7.5 million in compensatory damages and in excess $12,000,000 in punitive damages.  Defendants served their answer to the complaint on or about October 31, 2011, in which they denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses and affirmative defenses.  The matter is now in discovery phase of litigation.  In counsel’s opinion the complaint lacks merit as the agreement that forms the basis of plaintiff’s claims is invalid and unenforceable, plaintiff is not owed any money, and there is absolutely no basis for a finding of willful conduct that is necessary to assess punitive damages.  It is anticipated the matter will be resolved by means of motion practice at the appropriate time.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock has traded on the OTC-BB under the symbol “SOUP” since February 1, 2011. The following table states the range of the high and low sales prices of our common stock for each of the calendar quarters during the years ended August 31, 2011 and August 31, 2010. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the OTC-BB on November 28, 2011 was $1.01 per share. As of November 29, 2011, there were approximately 350 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED AUGUST 31, 2011
Fourth quarter	$2.10	1.25
Third quarter	$2.60	2.05
Second quarter	$2.60	2.25
First quarter	$.25	.25
YEAR ENDED AUGUST 31, 2010
Fourth quarter	$.25	.25
Third quarter	$.25	.25
Second quarter	$.25	.25
First quarter	$.25	.25

Dividend Policy

We have never paid any cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Equity Compensation Plan

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended August 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
2010 Stock Incentive Plan	2,050,000	$.50	950,000

Equity compensation plans not approved by stockholder	N/A	N/A	N/A
Total	2,050,000	$.50	950,000

Recent Sales of Unregistered Securities

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

For the three months ended February 28, 2011 the Company issued 864,500 shares at $1.00 per share, with 10% warrant coverage. These securities were issued pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock..

For the three months ended May 31, 2011, we issued 119,500 shares of common stock and 11,950 five-year warrants, exercisable at $1.25/share for $119,500 ($1/unit) to 6 individuals. These securities were issued pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

For the three months ended May 31, 2011, we also issued 400,000 shares of common stock at $2.15 per share for services rendered by a consultant, having a fair value of $860,000, based upon the quoted closing trading price on the date issued. These securities were issued pursuant to Section 4(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

On May 20, 2011 we entered into a Forbearance Agreement with Penny Fern Hart pursuant to which we issued Ms. Hart 500,000 shares of our common stock and placed another 500,000 shares in escrow. These securities were issued pursuant to Section 4(2) of the Securities Act. The holder represented her intention to acquire the securities for investment only and not with a view towards distribution. The investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock

For the three months ended August 31, 2011, we issued 1,335,000 shares of common stock and 133,500 five-year warrants, exercisable at $1.25/share for $1,335,000 ($1/unit) to 9 individuals. In connection with the issuance a placement agent was issued two year warrants exercisable for 180,000 shares of common stock  at an exercise price of $1 per share These securities were issued pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock We also issued 870,000 shares of common stock to several consultants and advisors for services rendered with a fair value of $1,217,300.  These securities were issued in reliance on Section 4(2) of the Act.  The offering did not involve any general solicitation or advertising by us.  The individuals acknowledged the existence of transfer restrictions applicable to the securities sold by us. Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

In October 2011 we issued 10,000 shares of our common stock together with a five year warrant exercisable for 1,000 shares of common stock at a per share price of $1.25 for aggregate proceeds of $1,000. These securities were issued pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock

Item 6.	Selected Financial Data

Not applicable because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the year ended August 31, 2011 found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, and the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

General

The following analysis of our consolidated financial condition and results of operations for the period December 15, 2010 through August 31, 2011 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-K and the risk factors and the financial statements  and the other information set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission filed on December 20, 1010 and our amendment thereto filed with the Securities and Exchange Commission filed on February 11, 2011.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

On December 15, 2010, we entered into a Merger Agreement in which The Original Soupman, Inc. (“OSM”) was merged with and into OSM Merge, Inc. our subsidiary. All the outstanding shares of OSM were converted into an aggregate of 14,004,230 shares of our common stock and 1,987,783 shares of our preferred stock.  In addition, principal and interest on $4,830,254 of OSM’s convertible notes were converted into 4,830,256 shares of our common stock.

On January 31, 2011, we reincorporated in Delaware and changed our name from Passport Arts, Inc. to Soupman, Inc. Thereafter, our stock began trading on the OTC-Bulletin Board under the symbol SOUP.

We currently manufacture and sell soup to grocery chains, the New York City Public School System and other outlets and to our franchised restaurants under the brand name “The Original Soupman”.

Our brand is well known throughout the industry and our Chicken Vegetable soup has been rated as the best chicken soup in America by Consumer Reports. We have previously sold our soups in the frozen aisle in grocery stores, where the soup category is very small, and will expect by the first quarter of 2012 to sell our soups in a new shelf-stable, Tetra Recart packaging next to our competitors’ canned soup products in the soup aisle of grocery and club stores, where most retail soup purchases are made.  We have never sold any canned soup. The soup category in grocery is over $6 billion annually in North America.  The Tetra Cart packaging will allow us to sell products in grocery stores that we previously could not sell such as  our best selling soup in our restaurants, Lobster Bisque.  We believe that many consumers have had some difficulty finding our retail product in their local frozen foods section, but that with the shelf-stable, Tetra Recart it will be easy for  a consumer to find our famous soups from Al Yeganeh.  We also have franchised restaurants in specifically designated heavy traffic locations such as casinos, airports, tourist locations  and other travel destinations.  Although our primary focus is on organic growth through our launch of the new retail line through our company relationships and national broker network and opening new franchised restaurants; we will also consider retail and other acquisitions that provide unique opportunities and fit our business objectives.

Results of Operations - Year ended August 31, 2011

The following table summarizes our operating results for the year ended August 31, 2011 and August 31, 2010 Upon the consummation or our merger in December 2011, we changed our primary line of business and commenced operations as a public company engaged in the manufacture and sale of soup. Prior thereto we were engaged in a different line of business, the sale of art. Therefore, any comparisons between our year -end numbers for our fiscal year ended August 31, 2011 and our year end numbers for our fiscal year ended August 31, 2010 would not be meaningful to the reader on either a quantitative or qualitative basis. In addition, it should be noted that the sale of soup is seasonal and we experience a higher volume of sales during the period from October until March.  The year end numbers for the fiscal year ended August 31, 2011 do not include revenue from soup sales during the months of October, November or half of December.

	August 31, 2011	August 31, 2010
Revenue	$969,945	$
Cost of Sales	686,745
Gross Profit	283,200
Operating Expenses	6,388,403
Other Income (Expense)	(95,376)
Loss from continuing operations	(6,200,579)		-
Loss from Discountiued Operations	(14,317)		(70,734)
Net Loss	(6,214,896)		$(70,734)

For the year ended August 31, 2011 soup sales (which only include soup sales from the date of the merger, December 15, 2010 until August 31, 2011) accounted for 86% of overall revenues, and franchise revenues accounted for the remaining 14%. Sales of soup by The Original Soupman Inc. from December 15, 2009 until August 31, 2010 was approximately $1,029,291.  The decrease of approximately 6% was partially attributed to our reduction in production and sales in anticipation of our new packaging. Based upon the fact that we: (i) began to slow down our production and sale of soups in the middle of the fiscal year in anticipation of our new Tetra Recart packaging and (ii)anticipate  that commencing February 2012, our soups will be sold in a new shelf-stable, Tetra Recart packaging next to our competitors’ canned soup products in the soup aisle of grocery and club stores, where most retail soup purchases are made, we anticipate that our soup sales in grocery and club stores will increase beyond the fiscal 2011 sales.

Net loss for the year ended August 31, 2011 was $6,214,896 or $0.33 per share (basic and diluted).  The net loss increase of $6,144,162 from the year ended August 31, 2010 was attributable to our merger discussed above and the change in our focus from the sale of on line art products to the sale of soup and all of the expenses associated with it. The cost of sales and general and administrative expenses of our soup line of business, which includes the costs of the issuance of shares and stock options in the amount of $3,826,121, exceeds that of the old online art products. Revenues and expenses of the acquired companies are only included from the date of acquisition, December 15, 2010 to August 31, 2011 and therefore a meaningful comparison between periods cannot be made.  Moreover, since the acquisition changed the Company’s business focus from the sale of art on the internet to the manufacturer and wholesaler of soup as well as a franchisor of soup stores a meaningful comparison between the year ended August 31, 2011 and the year ended August 31, 2010  cannot be made.

Cost of Sales as a percent of soup revenues was 83% for the year ended August 31, 2011. This includes the disposition of obsolete inventory as we move from the frozen food aisle to the soup aisle in the new Tetra Recart containers. This percentage is also affected by sales promotional items such as slotting which has been netted against soup revenues. These two items accounted for 12% of our cost of sales.

Operating expenses for the year ended August 31, 2011 were $6,402,720 and as a percentage of total revenue was 660% for the year compared to 752% for the year ended August 31, 2010; however, as previously stated, since the Company’s primary focus during these two periods was on different lines of business, a meaningful comparison cannot be made.  These selling, general and administrative expenses for the year ended August 31, 2011 include the $3,826,121 of expenses for the issuance of shares and stock options; $972,416 for payroll, payroll taxes and benefits; $730,149 in professional fees which include legal, accounting, strategic planning, public relations and branding and marketing, $204,351 for the promotion of our products excluding slotting fees and royalty fees of $168,750.

Liquidity and Capital

	As at August 31, 2011	As at August 31, 2010
Current assets	$541,070	$551
Current liabilities	$6,015,960	$92,584
Working capital (deficit)	$(5,474,890)	$(92,033)

At August 31, 2011, we had cash and cash equivalents of $343,927 as compared to $551 at August 31, 2010.  Since August 31, 2011, we have raised additional capital of $10,000 for the issuance of common stock and warrants. The working capital deficit at August 31, 2011 of $5,474,890 and as of August 31, 2010 of $92,033 is difficult to compare because of the merger that occurred on December 15, 2010; therefore a meaningful comparison of these amounts cannot be made.

For the year ended August 31, 2011 cash used in operating activities was $2,112,394 as compared to $55,407 for the year ended August 31, 2010.  Our primary uses  of cash from operating activities for the year ended August 31, 2011 were losses from operations offset by increases in share based payments, stock issued for services, and decreases in accounts receivable and due from franchisees.

Net cash provided by investing activities for the year ended August 31, 2011 was $482,151, predominantly from the cash received in the merger offset by advances to franchisees and the purchase of property and equipment.

Net cash provided by financing activities for year ended August 31, 2011 was $1,974,170 which included $2,199,000 (net of expenses) from the issuance of common stock and warrants offset by $224,830 used for the repayment of debt.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of $ 4,682,485 through August 31, 2011 and have incurred a net loss of $6,214,896 for the year ended August 31, 2011 from continuing and discontinued operations.   We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock. At August 31, 2011, we had short term debt of $3,704,305 and a working capital deficit of $5,474,890.   These factors raise substantial doubt about our ability to continue as a going concern. . The opinion of our independent registered accounting firm for the fiscal year ended August 31, 2011 is unqualified, however the opinion does state that there is substantial doubt as to our ability to continue as a going concern. During the year ended August 31, 2011, we raised $2,199,000 (net of expenses) from the issuance of our common stock and warrants and since then we have raised an additional $10,000 from the sale of our common stock and warrants.  Our debt in the amount of $3,704,305 includes a guarantee of Soup Kitchen International Inc’s debt in the amount of $3,641,921 part of which is past due.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the launch of our new shelf stable tetra pak, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our current negative cash flow rate is approximately $100,000 per month.  We do not have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.   If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

Critical Accounting Policies

The information required by this section is incorporated herein by reference to the information set forth under the caption “Summary of Significant Accounting Policies” in Note 1 of the Notes to the Consolidated Financial Statements included in “Item 1 — Financial Statements” and is incorporated herein by reference.

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

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, and the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.

We have audited the accompanying consolidated balance sheet of Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc., (the “Company”), as of August 31, 2011, and the related statements of operations, stockholders’ deficit and cash flows for the year ended August 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of August 31, 2010 were audited by other auditors; whose report dated October 25, 2010 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2011 and the results of its operations and its cash flows for the year ended August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has a net loss of $6,214,896 and net cash used in operations of $2,112,394 for the year ended August 31, 2011; and has a working capital deficit of $5,474,890 and a stockholders’ deficit of $4,682,485 at August 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 12

Berman & Company, P.A.
Boca Raton, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors,
Soupman, Inc.
(formerly Passport Arts, Inc.)
New York, NY

We have audited the accompanying balance sheets of Soupman, Inc. (formerly Passport Arts Inc.) as of August 31, 2010 and the related statements of operations, cash flows, and stockholders’ equity for the year ended August 31, 2010. These financial statements are the responsibility of the Passport Arts’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Soupman, Inc. (formerly Passport Arts Inc.) as of August 31, 2010 and the results of their operations and their cash flows for the year ended August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
MaloneBailey, LLP
www.malone-bailey.com
Houston, TX
October 25, 2010

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc
Consolidated Balance Sheets

	August 31, 2011	August 31, 2010
Assets

Current Assets
Cash	$343,927	$-
Prepaid expenses	56,901	-
Accounts receivable - net	134,242	-
Note receivable	6,000	-
Assets of discontinued operations	-	551
Total Current Assets	541,070	551

Property and equipment - net	33,418	-

Other Assets
Accounts receivable - related party	18,614	-
Notes receivable - franchisees	667,883	-
Intangible assets - net	67,690	-
Other	4,800	-
Total Other Assets	758,987	-

Total assets	$1,333,475	$551

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,192,905	$-
Debt	3,704,305	-
Deferred franchise revenue	118,750	-
Liabilities of discontinued operations	-	92,584
Total Current Liabilities	6,015,960	92,584

Stockholders' Deficit
Preferred stock, par value $0.001; 25,000,000 and 100,000,000 shares
authorized, 1,523,033 and 0 issued and outstanding	1,523	-
Common stock, par value $0.001; 75,000,000 and 100,000,000 shares authorized
27,791,834 and 3,893,600 issued; 27,291,834 and 3,893,600 outstanding	27,292	3,894
Additional paid in capital	1,610,654	11,131
Accumulated deficit	(6,321,954)	(107,058)
Total Stockholders' Deficit	(4,682,485)	(92,033)

Total Liabilities and Stockholders' Deficit	$1,333,475	$551

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Operations

	Year Ended August 31,
	2011	2010

Sales
Soup sales - net	$831,354	$-
Franchise royalties	138,591	-
Art sales - net	-	-
Total sales	969,945	-

Cost of sales	686,745	-

Gross profit	283,200	-

Operating expenses:
General and administrative	6,219,653	-
Royalty	168,750	-
Total operating expenses	6,388,403	-

Loss from operations	(6,105,203)	-

Other income (expense)
Interest expense - net	(196,015)	-
Other income	88,639	-
Gain on sale of equipment	12,000	-
Total other income (expense) - net	(95,376)	-

Loss from continuing operations	(6,200,579)	-

Loss from discontinued operations	(14,317)	(70,734)

Net loss	$(6,214,896)	$(70,734)

Basic and diluted loss per share:
Continuing operations	$(0.33)	$-
Discontinued operations	$(0.00)	$(0.02)

Weighted average number of common shares outstanding
during the period - basic and diluted	18,552,350	3,893,600

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statement of Stockholders 'Deficit
Year ended August 31, 2011

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, August 31, 2009	-	$-	3,893,600	$3,894	$11,131	$(36,324)	$(21,299)

Net loss						(70,734)	(70,734)

Balance, August 31, 2010	-	-	3,893,600	3,894	11,131	(107,058)	(92,033)

Issuance of preferred and common stock in merger	1,987,783	1,988	14,004,230	14,004	(15,992)	-	-

Issuance of common stock for convertible debt and accrued interest in merger	-		4,830,254	4,830	4,825,424	-	4,830,254

Debt forgiveness - related party - in merger	-	-	-	-	106,698	-	106,698

Net equity of subsidiaries acquired in merger	-	-	-	-	(9,337,629)	-	(9,337,629)

Issuance of common stock and warrants for cash ($1/share)	-	-	2,319,000	2,319	2,316,681	-	2,319,000

Cash paid as direct offering cost					(120,000)		(120,000)

Issuance of common stock for services ($1.25 - $2.25/share)	-	-	1,780,000	1,780	3,351,720	-	3,353,500

Conversion of preferred stock to common stock	(464,750)	(465)	464,750	465	-	-	-

Share based payment	-	-	-	-	472,621	-	472,621

Net loss	-	-	-	-	-	(6,214,896)	(6,214,896)

Balance, August 31, 2011	1,523,033	$1,523	27,291,834	$27,292	$1,610,654	$(6,321,954)	$(4,682,485)

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Cash Flows

	Year Ended August 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss - continuing operations	$(6,200,579)	$-
Net loss - discontinued operations	(14,317)	(70,734)
Adjustments to reconcile net loss to net cash used in operating activities
Share based payment	472,621	-
Stock issued for services	3,353,500	-
Bad debt expense	89,945	-
Amortization	13,478	-
Depreciation	26,375	-
Gain on sale of equipment	(12,000)	-
Changes in operating assets and liabilities:
Discontinued operations	551	15,327
Prepaid expenses	(56,901)	-
Accounts receivable	233,139	-
Accounts receivable - related party	(18,614)	-
Accounts payable and accrued liabilities	408	-
Net Cash Used in Operating Activities	(2,112,394)	(55,407)

Cash Flows From Investing Activities:
Cash acquired in merger	581,796	-
Purchase of property and equipment	(28,403)	-
Advances to franchises	(77,242)	-
Proceeds from sale of equipment	6,000	-
Net Cash Provided by Investing Activities	482,151	-

Cash Flows From Financing Activities:
Repayment of debt	(224,830)	-
Proceeds from issuance of common stock and warrants - net of offering costs of $120,000	2,199,000	-
Discontinued operations	-	39,381
Net Cash Provided by Financing Activities	1,974,170	39,381

Net increase (decrease) in cash	343,927	(16,026)

Cash at beginning of year		16,577

Cash at end of year	$343,927	$551

Supplemental disclosures of cash flow information:
Cash paid for interest	$150,067	$-
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Issuance of preferred stock and common stock in merger	$15,992	$-
Exchange of convertible debt and accrued interest into common stock	$4,830,254	$-
Forgiveness of debt - related party	$106,698	$-
Conversion of preferred stock to common stock	$465	$-
Note receivable on sale of equipment	$6,000	$-

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

Note 1 Description of Business and Summary of Significant Accounting Policies

Description of Business

Passport Arts, Inc. (“PPOR”) was incorporated in the State of Nevada on December 2, 2008, and during the year ended August 31, 2010, sold art from an on-line gallery. In connection with the merger (See Note 11), the Company no longer sells art and will be reported as a discontinued operation.

On December 15, 2010, PPOR acquired The Original Soupman, Inc. (“OSM”) and its wholly owned subsidiary, International Gourmet Soups, Inc. (“IGS”), as well as its 80% owned subsidiary, Kiosk Concepts, Inc. (“Kiosk”), collectively “the Company”.  The transaction was treated as a recapitalization, (see Note 11 – Acquisition). On January 31, 2011, PPOR reincorporated in Delaware, and changed its name to Soupman, Inc. (the “Company”).

The Company manufactures and sells soup to grocery chains and other outlets and to its franchisees.

Fiscal Year

The Company’s fiscal year-end is August 31.

Principles of Consolidation

All significant intercompany transactions and balances have been eliminated.

For the year ended August 31, 2011, the consolidated statements of operations and cash flows include PPOR from September 1, 2010 as well as all of the entities identified above for the period from December 15, 2010 (the date of acquisition) to August 31, 2011.

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. These conditions may limit our access to capital.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the success of franchisees, (ii) the cyclical nature of the soup business, (iii) general economic conditions, and (iv) the related volatility of prices pertaining to the cost of ingredients.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at August 31, 2011 and 2010, respectively.

Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

Property and Equipment

Property and equipment are carried at depreciated cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Equipment	5-7 years
Vehicles	5 years
Furniture and fixtures	5 years

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken for the year ended August 31, 2011 and 2010.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.

Amortization of intangible assets is provided utilizing the straight-line method over the estimated lives of the respective assets.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

Intangible assets are reviewed for impairment if indicators of potential impairment exist.  There were no impairment charges taken for the years ended August 31, 2011 and 2010.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The carrying amounts of the Company's financial instruments generally approximate their fair values as of August 31, 2011 and August 31, 2010, due to the short term nature of these accounts.

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.  Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  Expensing of share-based payments is over the term of the vesting period, the Company expenses in full any awards that are fully vested, with the balance expensed over the remaining requisite service period using the straight line method

Revenue Recognition

Revenue is recorded when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) asset is transferred to the customer without further obligation, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

The Company recognizes sales when products are received by the customer and the risk of ownership is transferred.

Revenues from individual franchise sales are recognized when substantially all significant services to be provided by the Company have been performed.  Additionally, continuing royalty fees are charged to the franchisee at 5% of the franchisee's gross sales.  The Company also sells soup products directly to franchise units.

Sales discounts and promotions, such as “buy one, get one free”, and slotting fees are netted against soup revenue.

The Company does not offer a right of return.

The Company charges an advertising fee to its franchisees, under the terms of the franchise agreement, which is non-refundable.  During 2011, the Company recognized $90,645, in other income, for certain franchises that are no longer in business and for which no advertising will be provided.  The balance of deferred advertising income at August 31, 2011 is $9,448. Deferred advertising income is included as a component of accounts payable and accrued liabilities.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company would recognize interest and penalties related to unrecognized tax benefits in income tax expense. At August 31, 2011 and 2010, respectively, the Company did not record any liabilities for uncertain tax positions.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share  is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

The Company reflected a net loss for the year ended August 31, 2011, therefore, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  Consequently, a separate computation of diluted earnings (loss) per share in not presented.

In connection with the acquisition, the Company exchanged options and warrants that were outstanding when it was a private company for those in the public company under the same terms and conditions.  There was no accounting impact in connection with this exchange (see Note 11 – Acquisition).

The Company has the following common stock equivalents at August 31, 2011.  There were no common stock equivalents for the year ended August 31, 2010.

Stock options (exercise price $0.50/share)	820,000
Warrants (exercise price - $1 - $1.25/share)	785,740
Total common stock equivalents	1,605,740

Variable Interest Entities

A variable interest entity is a legal entity, other than an individual, used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, or (b) has equity investors that lack certain characteristics of controlling interest.

A legal entity is required to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity’s residual returns or both.

On December 29, 2009, OSM purchased all of the assets of Soup Kitchen International, Inc. and its subsidiaries (“Soup Kitchen”) for $100,000 and guaranteed $3,670,000 of Soup Kitchen’s secured debt.  In addition, OSM agreed to pay Soup Kitchen royalties of 1% of all of OSM sales for five years (through 2014), which will represent substantively all of Soup Kitchen’s revenue.

The guaranty of the secured debt was a significant part of the Acquisition, because the assets acquired by OSM comprised substantially all of the income producing assets of Soup Kitchen, creating an obligation on the part of OSM that is almost certain to occur. In addition, the assets securing the debt were the assets obtained in the acquisition.

See Note 10 regarding Soup Kitchen bankruptcy.

Management has determined that Soup Kitchen is a variable interest entity.  Accordingly, the remaining post-acquisition net assets of Soup Kitchen have been consolidated with OSM’s net assets as of December 29, 2009; however, each entity still maintains its separate legal existence.

Concentrations

Sales

For the year ended August 31, 2011, two customers accounted for 55% and 19% of total soup sales.  There was no sales concentration at August 31, 2010.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

Accounts Receivable

At August 31, 2011 one customer accounted for 44% of total accounts receivable.

Vendors

For the year ended August 31, 2011, one vendor accounted for 99% of soup purchased.  This vendor is the Company’s soup co-packer and all accounts receivable are pledged to this vendor.

Segments

During 2011 and 2010, the Company only operated in one segment; therefore, segment information has not been presented.

Discontinued Operations

The following table summarizes certain operating data for discontinued operations for the years ended August 31, 2011 and 2010:

	2011	2010
Sales	$-	$10,141
Cost of sales	-	(4,766)
Operating expenses	14,317	(76,321)
Other income	-	212
Loss from discontinued operations	$(14,317)	$(70,734)

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

Note 2 Accounts Receivable

Accounts receivable consists of the following at August 31, 2011. There was no accounts receivable at August 31, 2010.

Accounts receivable	$198,385
Allowance for doubtful accounts	(64,143)
Accounts receivable – net	$134,242

At August 31, 2011, the Company has a related party accounts receivable of $18,614.  This related party does not have any preferential terms. (See Note 5)

Note 3 Prepaid Expenses

Prepaid expenses consists of the following at August 31, 2011.

Prepaid insurance	$46,756
Prepaid public relations	9,145
Prepaid travel	1,000
Prepaid expense	$56,901

Note 4 Property and Equipment

Property and equipment consists of the following at August 31, 2011.

Vehicles	$18,219
Equipment	17,161
Furniture and fixtures	12,410
Total	47,790
Less: accumulated depreciation	(14,372)
Property and equipment – net	$33,418

Note 5 – Notes Receivable - Franchisees

The Company has advanced funds to certain franchisees to complete renovations and help with operating expenses in better performing locations. Related parties who own these franchisees are the Company’s Chairman and CEO, Senior VP of Franchise Development and a family member of one of the Company’s subsidiaries executive officers.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

The following is a summary of amounts due to the Company at August 31, 2011.

Franchisee
A - Related party	$208,271
B – Related party	197,991
C – Related party	255,879
D - Third party	5,742
Total due from franchisees	$667,883

On November 1, 2011, the Company executed 7% notes receivable with related party franchisees for $702,586, maturing on October 31, 2018.

Monthly interest only payments from the franchisees are approximately $4,100, until November 1, 2012, when the franchisees will begin to pay principal and interest. The aggregate monthly principal and interest payments will be approximately $12,000, unless the location is closed, at which time, the note will become due on demand.

The following summarizes the amounts on the August 31, 2011 balance sheet to the amounts comprising the $702,586 notes  as of November 1, 2011.

Franchisee	Related party franchisee due from as of August 31, 2011	Accounts Receivable as of August 31, 2011		Receivables/(repayments) September 1, 2011 to November 1, 2011	Total amount included on note receivable as of November 1, 2011
A	$208,271	$15,999		$5,622	$229,892
B	197,991	957		17,867	216,815
C	255,879	1,658		(1,658)	255,879
Total	$662,141	$18,614	*	$21,831	$702,586

*See note 2.

The following table shows the amount due as of August 31, in the year so specified.

Fiscal Year Ended	Amount
2012	$-
2013	107,806
2014	143,741
2015	143,741
2016	143,741
Thereafter	163,557
Total	$702,586

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

Note 6 – Intangible Assets

At August 31, 2011 the Company’s intangible assets consists of the following:.

		Accumulated
	Gross	Amortization	Net
Soup Formulas	$27,418	$(3,906)	$23,512
Recipes	53,750	(9,572)	44,178
Total intangible assets	$81,168	$(13,478)	$67,690

The estimated useful lives of the Company’s intangible assets are as follows:

Amount
Soup formulas	5 years
Recipes	4 years

Estimated future amortization expense of intangible assets as of August 31, 2011 is as follows:

Fiscal Year ended August 31,	Amount
2011	$18,921
2012	18,921
2013	18,921
2014	9,350
2015	1,577
Total	$67,690

Note 7 Debt

At August 31, 2011 the Company’s debt consists of the following:

The Company executed various notes containing the following terms:

Notes	Interest Rate	Maturity Date	Monthly Installments	Collateral	Amount
1	8% - 19.24%	January 2012 – February 2012	$503 - $3,559	None	$24,884
2	None	Due on demand	None	None	37,500
3	Prime + 3%, Prime + 4% and 6%	Due on Demand	None	All assets of the Company	1,905,693
4	None	Due on demand	None	All assets of the Company	290,902
5	7%	Due on demand	None	All assets of the Company	1,445,326
					$3,704,305

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

The following is additional information pertaining to the numbered notes above:

(1)	With the exception of this note, all other debt is in default
(2)	The Company is in litigation regarding this debt, see note 11.
(3)	The principal balance was $1,500,000, and was due to the former Chairman of Soup Kitchen.
On May 20, 2011, the Company entered into a 13 month agreement where the debt holder would be entitled to receive 500,000 shares of common stock if the debt is not repaid. The shares are in escrow and will only be valued if the Company is unable to repay the debt. The valuation of the stock will be determined on the issuance date. The 500,000 shares in escrow are not considered outstanding for purposes of computing earnings (loss) per share.
(4)	Represented legal fees to the Company’s prior securities counsel.
(5)	Represents amounts due to the primary food vendor

3, 4 and 5 were guaranteed in connection with the purchase of Soup Kitchen’s assets.  Soup Kitchen is consolidated as a VIE.

Note 8 Deferred Franchise Revenue

Deferred franchise revenues result from payments received from new franchises prior to the Company’s performance under the terms of the franchise agreements. Often these payments are made before stores locations have been identified.

Note 9 Stockholders’ Deficit

Stock Issued for Services

For the year ended August 31, 2011, the Company issued 1,780,000 shares of common stock, for services rendered, having a fair value of $3,353,500 ($1.25 – $2.25/share) based upon the quoted closing trading price on the dates issued.

Stock Issued for Cash and Warrants

For the year ended August 31, 2011, the Company issued 2,319,000 shares of common stock and 231,900 two-year warrants, exercisable at $1.25/share, for $2,319,000 ($1/share). In connection with raising these funds, the Company paid direct offering costs of $120,000, and net proceeds were $2,199,000. In addition, the Company issued 180,000 two-year warrants, exercisable at $1/share, to a placement agent, as direct offering costs in connection with raising these funds.  The warrants paid as direct offering costs have a net effect on additional paid in capital of $0.

Conversion of Preferred Stock into Common Stock

During 2011, the Company issued 464,750 shares of common stock in connection with the conversion of 464,750 shares of preferred stock, having a fair value of $465.  The conversion occurred with an officer of the Company and did not result in any gain or loss on conversion.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

Stock Options

On December 31, 2010, the Company's board of directors authorized the issuance of 2,050,000 stock options, having a grant date fair value of $738,472.   The options have an exercise price of $0.50 and a life of 10 years.  The options vest 40% upon issuance, 40% on September 1, 2011 and 20% on September 1, 2012. For year ended August 31, 2011 option expense was $472,621. The Company will expense the remaining $265,851 over the vesting term.

The Company applied fair value accounting for all share based payment awards. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes assumptions used for the period December 31, 2010 through August 31, 2011 are as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	2.01%
Expected life of option	5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity for the year ended August 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2010	-	$-
Granted	2,050,000	$0.50
Exercised	-	$-
Forfeited	(15,000)	$0.50
Balance – August 31, 2011	2,035,000	$0.50	1 year	$2,319,900
Exercisable – August 31, 2011	820,000	$0.50	1 year	$934,800
Grant date fair value of options granted - 2011		$738,472
Weighted average grant date fair value		$0.50

Outstanding options held by related parties	1,450,000
Exercisable options held by related parties	580,000
FMV of options granted to related parties	$522,333

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

Stock Warrants

Prior to the merger, the Company had 373,840 warrants outstanding.  These warrants were exercisable for 2 years at $1.25. The warrants were exchanged with those of the public company under the same terms.

The following is a summary of the Company’s stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2010	373,840	$1.25
Granted	411,900	$1.14
Exercised	-	$-
Forfeited	-	$-
Balance at August 31, 2011	785,740	$1.19

The weighted average remaining life for all outstanding warrants is 1.54 years. The intrinsic value at August 31, 2011 is $351,439.

Note 10 Commitments and Contingencies

Commitments

The Company is obligated to pay the minority stockholder of Kiosk, quarterly payments for ongoing services through June 30, 2014 (as described in Note 11 – Acquisition). The annual payments are as follows:

Period Ending August 31,
2012	$225,000
2013	225,000
2014	187,500
Total	$637,500

In addition, the Company is obligated to pay a royalty equal to 3% of the gross sales of all of its soup and other food products, on the first $50,000,000 of gross sales, 2% on gross sales between $50,000,000 and $75,000,000, and 1% on gross sales thereafter.  The Company is required to pay a minimum of $225,000 per year if the gross sales threshold is not met.

For the year ended August 31, 2011, the Company recorded a royalty expense of $168,750. There are no amounts due at August 31, 2011.

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

There are no material-pending legal proceedings to which the Company or any of our subsidiaries is a party or of which any of their property is the subject thereof, other than the proceedings described below.

On September 21, 2009, a former Chairman of the Board of Soup Kitchen, as successor to the lender, commenced an action to enforce certain guarantees given by the defendants to the lender regarding Soup Kitchen’s defaulted loan (See Note 7).

On May 31, 2010, Soup Kitchen filed for bankruptcy.

On October 26, 2010, a third party action was filed in this case by the Defendants against the Company, certain principals of the Company and other third parties.  The action seeks, among other things, to invalidate the Company’s purchase of assets from Soup Kitchen. The Company is defending this action believing it to be without merit, especially in the light of the facts that (1) an independent appraisal was performed prior to the asset transfer (2) the Company paid $100,000 in cash and guaranteed secured debt in the amount of approximately $3,670,000; and (3) shareholder approval was obtained.

Soupman, Inc. is one of several defendants in a lawsuit filed by plaintiff Gourmet Sales and Marketing, LLC (“GSM”) on or about July 18, 2011.  Plaintiff GSM claims that it is owed sales commissions based upon an August 2009 sales and marketing agreement.  The complaint contains five causes of action.  Aside from the claim for an accounting, compensatory damages and/or punitive damages are demanded with respect to the other claims, totaling in excess of $7.5 million in compensatory damages and in excess $12 million in punitive damages.  Defendants served their answer to the complaint on or about October 31, 2011, in which they denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses and affirmative defenses.  The matter is now in discovery phase of litigation.  In counsel’s opinion the complaint lacks merit as the agreement that forms the basis of plaintiff’s claims is invalid and unenforceable, plaintiff is not owed any money, and there is absolutely no basis for a finding of willful conduct that is necessary to assess punitive damages.  It is anticipated the matter will be resolved by means of motion practice at the appropriate time.

No assurance, however, can be given as to the ultimate outcome of this action or its effect on the Company.  If the Company is not successful in its defense of this action it could have a material adverse effect on its business, operations and prospects.

Note 11 Acquisition

On December 15, 2010, PPOR acquired OSM, IGS and Kiosk.

While a private company and prior to the merger, the Company loaned $386,354, in the form of a note receivable, to the Chairman in order to use those funds to acquire PPOR, and then to effectuate the acquisition.  The loan to the Chairman was in substance a capital transaction because the Chairman controlled and influenced PPOR and Soup concurrently at the time of the merger.   The note was forgiven and charged to additional paid in capital.

As a result of this accounting treatment, the Company did not record goodwill or account for any assets acquired or liabilities assumed at fair value.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

Consideration exchanged in the merger was 1,987,783 shares of non-voting preferred stock, 14,004,230 shares of common stock, and the conversion of $4,830,254 (principal and accrued interest on convertible debt) into 4,830,254 shares of common stock.

Additionally, PPOR forgave related party debt of $106,698 and charged this amount to additional paid in capital.

The following represents assets acquired and liabilities assumed:

Assets acquired:
Cash	$581,796
Accounts receivable – net	457,326
Notes receivable –franchisee	590,641
Property and equipment – net	31,390
Intangible assets – net	81,168
Other	4,800
1,747,121
Liabilities Assumed:
Accounts payable and accrued expenses	2,576,309
Debt	8,389,691
Deferred franchise fees	118,750
11,084,750

Total Net Deficit of Subsidiaries Acquired:	$(9,337,629)

The acquisition is considered a tax-free reorganization.

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

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

Note 12 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $6,214,896 and net cash used in operations of $2,112,394 for the year ended August 31, 2011; and a working capital deficit of $5,474,890 and a stockholders’ deficit of $4,682,485, respectively, at August 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In response to these problems, management has taken the following actions:

•	seeking additional third party debt and/or equity financing,
•	continue opening new franchise locations; and
•	allocate sufficient resources to continue with advertising and marketing efforts

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

Note 13 Income Taxes

There was no income tax expense for the years ended August 31, 2011 and 2010 due to the Company’s net losses.

The Company’s tax expense differs from the “expected” tax expense for the years ended August 31, 2011 and 2010, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 7.1% for New York corporate taxes, the blended rate used was 38.69%), approximately as follows:

	2011	2010
Computed “expected” tax expense (benefit) - Federal	$(1,963,000)	$-
Computed “expected” tax expense (benefit) - State	(441,000)	-
Depreciation	(1,000)	-
Amortization of intangibles	5,000	-
Meals and entertainment	5,000	-
Bad Debt	35,000	-
Change in valuation allowance	$2,360,000	$36,000

 The effects of temporary differences that gave rise to significant portions of deferred tax assets at August 31, 2011 and 2010 are as follows:

Deferred tax assets:	2011	2010

Net operating loss carry-forward	2,396,000	36,000
Total gross deferred tax assets	2,396,000	36,000
Less valuation allowance	(2,396,000)	(36,000)
Net deferred tax assets	$-	$-

At August 31, 2011, the Company has a net operating loss carry-forward of approximately $6,103,000 available to offset future taxable income expiring through 2031. Utilization of these net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at August 31, 2010 was approximately $36,000. The net change in valuation allowance during the year ended August 31, 2011 was an increase of approximately $2,360,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, Management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2011.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
Years Ended August 31, 2011 and 2010

Note 14 Subsequent Events

In September 2011, the Company issued 250,000 shares for services rendered.  The shares had a fair market value of $387,500 ($1.55/share), based upon the quoted closing stock price on the date of issuance.

In October 2011, the Company issued 10,000 shares of common stock and 1,000 five year warrants, exercisable at $1.25/share for $10,000 ($1/unit).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-K, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on the assessment, management concluded that, as of August 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s management, including its Principal Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held with Our Company	Age	Date first Elected or Appointed
Arnold Casale	Chief Executive Officer, Director	68	December 15, 2010
Daniel Rubano	Senior Vice President Franchise, Secretary, Director	51	December 15, 2010
Robert Bertrand	President, Chief Financial Officer, Treasurer	57	December 15, 2010

Business Experience

The following is a brief account of the business experience of our directors and executive officers during at least the past five years, including their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Arnold Casale, Chief Executive Officer, Director

Mr. Casale has been our Chief Executive Officer and a member of the SoupMan, Inc. Board of Directors since December 2009.  He oversees day to day business, production and purchasing.  Mr. Casale has over 40 years in the food and restaurant business.  Prior to this he was the owner of the Brooklyn Bagel Company, which is a producer of par-baked bagels since April 2000.   He co-founded Arnie’s Bagelicious Bagels, Inc. in 1991 which was sold to the Quaker Oats Company in 1994.  Arnie’s Bagels customers included Dunkin Donuts, McDonald’s, Friendly’s, A&P and many more.  In the 1970s and 1980s, Mr. Casale owned several retail “hand rolled” bagel shops where he perfected his formula including the Famous Gem Bagels on Houston Street in NYC (next to Katz Deli) and Kings Bagels in Brooklyn.  Mr. Casale was also a franchisee of one of the highest grossing Carvel Ice Cream shops in Brooklyn, NY for 10 years and was instrumental in bringing Froze Fruit, an all natural fruit dessert on a stick, to NYC.

Mr. Casale brings to the board of directors extensive knowledge about our business operations and in particular our licenses and products.   Mr. Casale’s experience in the food and restaurant business, as well as his strong management expertise, business acumen and considerable knowledge of consumer marketing and the packaged goods industry makes him an invaluable member of our board.

Daniel Rubano, Sr. Vice President Franchise, Secretary, Director

Mr. Rubano joined our management team as Senior Vice President of Franchise Development and Operations. Secretary and a member of the Board of Directors in January 2010.   He has over 25 years of franchise and restaurant experience.  He was a member of Soup Kitchen International Board of Directors from 2003 until 2006.  For the four years before joining our company, he was President of Ranch*1, a grilled chicken franchise, and for the last two years before joining us, President of Johnny's NY Pizza, a full service restaurant franchise, and Rollerz Wraps, a quick service salad and wrap franchise, all owned by Kahala Corporation.  Prior to that, he held various positions within Kahala Corporation which included; Vice President of Blimpie/Hess Account, Director of Operations, and Franchise Sales. Kahala Corporation is the franchisor of over 3,000 restaurants under the names of Cold Stone Creamery, Ranch*1, Blimpie, Surf City Squeeze, Taco Time, Johnny's NY Pizza, Samurai Sam’s, The Great Steak and Potato Co., N'rgize and Frulatti Café.  He was previously the Director of Franchise Operations for Ranch*1 from November 1996 through August 2001.

Mr. Rubano brings to the board substantial experience in and perspective on consumer marketing, business operations and the food industry.  Mr. Rubano brings to the board of directors extensive knowledge of our industry, having served in senior corporate positions in various food companies.  His business experience provides him with a broad understanding of the operational, financial and strategic issues facing companies in our industry.

Robert Bertrand, President, Chief Financial Officer, Treasurer

Mr. Bertrand is our President, Chief Financial Officer and Treasurer. He has held that position since inception of the Company. He has been the President and Chief Financial Officer of The Original Soupman, Inc. and Soup Kitchen International since November 2004. For the two years prior to this, he was the Chief Operating Officer and Chief Financial Officer of a startup manufacturer of healthy, indulgent chocolate products sold under the brand name of “SOBE.” From 2000 to 2002, he was a partner in Bullard Financial, Inc., a financial services company specializing in strategic financial planning for small businesses, their owners, and their officers. Mr. Bertrand spent 20 years with two publicly traded companies, Industrial Acoustics Company, Inc. (from 1990 to 2000) and Bairnco Corporation (from 1980 to 1990), starting as accounting manager and ultimately ending up as CFO and Senior Vice-President of Finance and Administration. In 1977, he started his professional career with Singer & Lusardi, a medium-sized CPA firm located in Worcester, Massachusetts.  Mr. Bertrand holds a BS in Accounting from Northeastern University and a Masters from Columbia University.

Directorships of Other Reporting Companies

None of our directors or executive officers are directors or officers of other reporting companies.

Family Relationships

There are no family relationships between our directors and executive officers.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Broadcaster. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended August 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We have established and maintain a Code of Ethics which is applicable to all employees, officers, and directors. Our policy is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with all applicable laws and regulations. It also communicates our expectations of our employees and helps enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the policy incorporates guidelines pertaining to topics such as environmental compliance, health and safety compliance; diversity and non-discrimination; vendor relations, employee privacy; and business continuity.

We will provide any person without charge, upon written or oral request to our corporate headquarters, a copy of our Code of Ethics.

Item 11.	Executive Compensation

General

Included in the below tables are all executive officers and all employees who’s annual compensation exceeded $100,000.  Included in the table is compensation for the period of December 15, 2010 through August 31, 2011, the period since the acquisition.

Name and Principal	Year		Salary	Bonus	Stock	Option	All Other	Total
Position			($)	($)	Awards	Awards	Compensation	($)
					($)	($)	($)
Arnold Casale*	2011	*	$106,250	$-	$-	$90,057	$-	$196,307
Chief Executive	2010
Officer and Director

Daniel Rubano*	2011	*	$17,708	$-	$-	$90,057	$-	$107,765
Sr VP, Secretary	2010
and Director

Robert Bertrand*	2011	*	$106,250	$-	$-	$90,057	$-	$196,307
President and CFO	2010

Asbed Plakian**	2011
Former President,	2010		$-	$-	$-	$-	$-	$-
Chief Executive Officer

Hasmik Ginoyan**	2011
Vice President-Procurement	2010		$-	$-	$-	$-	$-	$0 -

*Each of Messrs. Casale, Rubano and Bertrand became officers of the Company in December 2010 in connection with the merger.  The amounts for 2011 are for the period 12-15-2010 through 8-31-2011.
**Each resigned from all offices held upon the closing of the merger

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of Fiscal 2011 for each Named Executive Officer.

Name	Grant Date	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Arnold Casale	12/31/2010	250,000	100,000	150,000	.50	12/31/2020

Daniel Rubano	12/31/2010	250,000	100,000	150,000	.50	12/31/2020

Robert Bertrand	12/31/2010	250,000	100,000	150,000	.50	12/31/2020
The options vest 40% on the date of issuance, 40 % on September 1, 2011 and 20% September 1, 2012. The options have an exercise price of $0.50 and a life of 10 years.

Aggregated Options Exercised in Last Fiscal Year

No stock options have been exercised by any director or executive officer since the date of the grant.

Compensation of Directors

No director received or accrued any compensation for his services as a director of the company.

Item 12.	Security Ownership of Certain Beneficial Owners

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors and executive officers individually and our directors and executive officers as a group, and the present owners of 5% or more of our total outstanding shares.

Name and Address of		Amount and Nature of	Percentage
Beneficial Owner	Title of Class	Beneficial Ownership (1)	of Class (2)
Arnold Casale	Common	3,560,100(3)	12.9%
1110 south Avenue
Staten Island, NY10314
Daniel Rubano	Common	2,325,000(3)	8.5%
1110 South Avenue
Staten Island, NY 10314
Robert Bertrand	Common	700,000(4)	2.5%
1110 South Avenue
Staten Island, NY 10314
Directors and Executive	Common	6,585,100	23.9%
Officers as a Group (3)
Sebastian & Lisa Rametta	Common	3,248,480	11.5%
79 Sanford Place
Staten Island, NY 10314

Notes:

(1)
Beneficial ownership of a security includes any person, who directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

(2)	Based on 27,291,834 common shares and 1,523,033 preferred shares.

(3)	Includes options exercisable for 200,000 shares of stock that each of the beneficial owners has the right to exercise on the date hereof.

(4)
Includes options exercisable for 200,000 shares of stock that each of the beneficial owners has the right to exercise on the date hereof and 50,000 shares of Preferred Stock that are convertible at the option of the beneficial holder at any time.

(5)
Includes (i) options exercisable for 500,000 shares of stock that the beneficial owners have the right to exercise on the date hereof (ii) 774,980 shares of common stock that is owned by a trust of which MR Rametta is the trustee and (iii) 464,750 shares of Preferred Stock that are convertible at the option of the beneficial holder at any time.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Neither of our directors is independent because of their positions as an executive officer of our company.

From time to time, when the Company is made aware of  franchise locations that may become vacant, the Company may help fund the renovation of  the properties in anticipation of attracting new franchisees at such locations. In 2010, the Company had identified three such properties that it believed were ideal franchise locations and renovated such properties in the hopes of attracting new franchisees for the properties who would in turn agree to repay the renovation costs in addition to the franchise fees. Arnold Casale and Dan Rubano each acquired one of these franchisees, as did Sal Rametta, a family member of one of the Company’s five percent shareholders who is also an officer of one of our subsidiaries. The fees spent for renovations were accounted for as Company receivables and have since been memorialized in the form of notes in order to protect the Company’s interests.

The following is breakdown of amounts due the Company at August 31, 2011. Subsequent to our year end, the franchise owned by Arnold Casale was sold and the new owner assumed the note owed to the Company for the renovations. The Company fully expects to be reimbursed for these amounts. There were no amounts due from franchisees at August 31, 2010.

Franchisee	Amount
Casale	$197,991
Rubano	255,879
Rametta	208,271
Total due from franchisees	$465,608

On November 1, 2011, at the request of its auditors, the Company secured 7% notes receivable from three franchisees for $702,586, maturing on October 31, 2018.  Monthly interest only payments from the franchisees are approximately $4,100, until November 1, 2012 when the franchisees will begin to pay principal and interest. The aggregate monthly principal and interest payments will be approximately $12,000, unless the store is closed, at which time, the note will become due on demand.

Item 14.	Principal Accountant Fees and Services

Berman & Company, P.A. serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended August 31, 2011 and 2010 by Berman & Company, P.A. in 2011 and Malone & Bailey, LLP in 2010.

	August 31, 2011	August 31, 2010
Audit Fees and Expenses (1)	$65,000	12,500
Audit Related Fees (2)
All Other Fees
	$65,000	12,500

(1)
Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

(2)	The audit related fees were for professional services rendered for additional filing and consents for registration statements and forms in connection with equity offerings filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2011.
	1.	Independent Auditor’s Report
	2.	Consolidated Balance Sheets as of August 31, 2011 and 2010
	3.	Consolidated Statements of Operations for the years ended August 31, 2011 and 2010
	4.	Consolidated Statements of changes in Stockholders’ Equity for the years ended August 31, 2011 and 2010
	5.	Consolidated Statements of Cash Flows for the years ended August 31, 2011 and 2010
	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.
(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Designations for Series A(2)
4.1	2010 Stock Incentive Plan(3)
10.1	Merger Agreement between OSM Merge and Passport Arts, Inc.(2)
10.2	Agreement, dated as of April 27, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food Inc and Al Yeganeh (4)
10.3	Amendment, dated February 20, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food Inc and Al Yeganeh (4)
10.4	Forbearance Agreement dated May 20, 2011(5)
10.5	Secured Guaranty dated May20, 2011(5)
10.6	Keepwell Agreement dated May 20, 2011(5)
10.7	Endorsement Agreement, by and between Mine O’Mine, Inc. and the Company, dated as of July 29, 2011(6)
21.1	Subsidiaries*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)*
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)*
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)*

*          Filed herewith

(1)           Incorporated by reference from our registration statement on Form S-1 filed on October 26, 2009
(2)           Incorporated by reference from our Form 8K filed with the Securities and Exchange Commission on December 20, 2010
(3)           Incorporated by reference from our registration statement on Form S-8 filed on February 2, 2011
(4)           Incorporated by reference from our quarterly report on Form 10-Q filed on January 14, 2011
(5)           Incorporated by reference from our Form 8K filed with the Securities and Exchange Commission on May 25, 2011
(6)           Incorporated by reference from our Form 8K filed with the Securities and Exchange Commission on August 21, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SOUPMAN, INC.

Date: November 29, 2011	By:	/s/ Arnold Casale
Arnold Casale
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 29, 2011	By:	/s/ Arnold Casale
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 29, 2011	By:	/s/ Robert Bertrand
Robert Bertrand
President and Chief Financial Officer

Date: November 29, 2011	By:	/s/ Daniel Rubano
Senior Vice President of Franchise Development and Operations and Director