Form 10-Q
period 2011-11-30
SOUPMAN, INC.
filed 2012-01-13
CIK 1475273

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒       No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐     No ☒

Number of shares of common stock outstanding as of January 11, 2012 was 27,979,314

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Balance Sheets

	November 30, 2011	August 31, 2011
	(Unaudited)
Assets
Current Assets
Cash	$29,095	$343,927
Accounts receivable - net	198,791	134,242
Accounts receivable - related parties	5,672	18,614
Prepaid expenses	49,753	56,901
Note receivable - franchisee	13,241	-
Note receivable - other	4,000	6,000
Due from franchisee	5,742	5,742
Total Current Assets	306,294	565,426

Property and equipment - net	30,896	33,418

Other Assets
Notes receivable - franchisees - related parties	485,771	662,141
Note receivable - franchisee	60,092	-
Intangible assets - net	62,973	67,690
Other	4,800	4,800
Total Other Assets	613,636	734,631

Total Assets	$950,826	$1,333,475

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,518,313	$2,192,905
Debt	3,706,304	3,704,305
Deferred franchise revenue	118,750	118,750
Total Current Liabilities	6,343,367	6,015,960

Stockholders' Deficit
Preferred stock, par value $0.001; 25,000,000 shares authorized, 1,295,553 and 1,523,033 issued and outstanding	1,296	1,523
Common stock, par value $0.001; 75,000,000 shares authorized 28,479,314 and 27,791,834 issued; 27,979,314 and 27,291,834 outstanding	27,979	27,292
Subscription receivable	(100,000)	-
Additional paid in capital	2,246,331	1,610,654
Accumulated deficit	(7,568,147)	(6,321,954)
Total Stockholders' Deficit	(5,392,541)	(4,682,485)

Total Liabilities and Stockholders' Deficit	$950,826	$1,333,475

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
 Consolidated Statements of Operations
(Unaudited)

	Three Months Ended November 30,
	2011	2010

Sales
Soup sales - net	$330,561	$-
Franchise royalties	53,382	-
Total sales	383,943	-

Cost of sales	299,646	-

Gross profit	84,297	-

Operating expenses:
General and administrative	1,208,282	-
Royalty	56,250	-
Total operating expenses	1,264,532	-

Loss from operations	(1,180,235)	-

Interest expense	(65,958)	-

Loss from continuing operations	(1,246,193)	-

Loss from discontinued operations	-	(14,317)

Net loss	$(1,246,193)	$(14,317)

Basic and diluted loss per share:
Continuing operations	$(0.04)	$-
Discontinued operations	$-	$(0.00)
Weighted average number of common shares outstanding during the period - basic and diluted	27,769,761	3,893,600

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statement of Stockholders 'Deficit
Three Months Ended November 30, 2011
 (Unaudited)

	Preferred Stock		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit
Balance, August 31, 2011	1,523,033	$1,523	27,291,834	$27,292	$1,610,654	$(6,321,954)	$-	$(4,682,485)

Issuance of common stock and warrants for cash ($1/share)	-	-	10,000	10	9,990	-	-	10,000

Cash paid as direct offering cost	-	-	-	-	(1,000)	-		(1,000)

Stock options exercised ($0.50/share)	-	-	200,000	200	99,800	-	(100,000)	-

Issuance of common stock for services rendered ($1.55/share)	-	-	250,000	250	387,250	-	-	387,500

Share based payment	-	-	-	-	139,637	-	-	139,637

Conversion of preferred stock to common stock	(227,480)	(227)	227,480	227	-	-	-	-

Net loss	-	-	-	-	-	(1,246,193)	-	(1,246,193)

Balance, November 30, 2011	1,295,553	$1,296	27,979,314	$27,979	$2,246,331	$(7,568,147)	$(100,000)	$(5,392,541)

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended November 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss - continuing operations	$(1,246,193)	$-
Net loss - discontinued operations	-	(14,317)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	387,500	-
Share based payment	139,637	-
Amortization	4,717	-
Depreciation	2,523	-
Changes in operating assets and liabilities:
Discontinued operations	-	6,321
Accounts receivable	(64,549)	-
Accounts receivable - related party	12,941	-
Prepaid expenses	7,148	-
Accounts payable and accrued liabilities	425,050	-
Net Cash Used in Operating Activities	(331,226)	(7,996)

Cash Flows From Investing Activities:
Proceeds from notes receivable - franchisees	143,482	-
Proceeds from note receivable - other	2,000	-
Advance in connection with sale of franchise - related party	(73,333)	-
Net Cash Provided by Investing Activities	72,149	-

Cash Flows From Financing Activities:
Repayment of debt	(64,755)	-
Proceeds from issuance of common stock and warrants - net of offering costs of $1,000	9,000	-
Discontinued operations	-	7,793
Net Cash Provided by (Used in) Financing Activities	(55,755)	7,793

Net decrease in cash	(314,832)	(203)

Cash at beginning of period	343,927	551

Cash at end of period	$29,095	$348

Supplemental disclosures of cash flow information:
Cash paid for interest	$56,961	$-
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Reduction of accrued payroll - related party and related reduction of due from franchise - related party	$32,888	$-
Conversion of preferred stock to common stock	$227	$-
Stock options exercised for subscription	$100,000	$-

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
November 30, 2011

Note 1 Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of August 31, 2011, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended August 31, 2011.  The unaudited  interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended August 31, 2011.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended November 30, 2011, are not necessarily indicative of results for the full fiscal year.

The Company’s fiscal year end is August 31.

Note 2 Organization and Nature of Operations

Passport Arts, Inc. (“PPOR”) was incorporated in the State of Nevada on December 2, 2008, and during the year ended August 31, 2010, sold art from an on-line gallery. The Company no longer sells art and these operations were reported as discontinued.

On December 15, 2010, PPOR acquired The Original Soupman, Inc. (“OSM”) and its wholly owned subsidiary, International Gourmet Soups, Inc. (“IGS”), as well as its 80% owned subsidiary, Kiosk Concepts, Inc. (“Kiosk”), collectively “the Company”.  On January 31, 2011, PPOR reincorporated in Delaware, and changed its name to Soupman, Inc. (the “Company”).

The Company manufactures and sells soup to grocery chains and to its franchisees.

Note 3 Summary of Significant Accounting Policies

Principles of Consolidation

All significant intercompany transactions and balances have been eliminated.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
November 30, 2011
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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at November 30, 2011 and August 31, 2011, respectively.

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
November 30, 2011

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken for the three months ended November 30, 2011 and 2010.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.

Amortization of intangible assets is provided utilizing the straight-line method over the estimated lives of the respective assets.

Intangible assets are reviewed for impairment if indicators of potential impairment exist.  There were no impairment charges taken for the three months ended November 30, 2011 and 2010.

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

The fair value hierarchy for measurements is as follows:

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
November 30, 2011

The Company's financial instruments consisted primarily of its current assets and current liabilities.

The carrying amounts of the Company's financial instruments generally approximate their fair values as of November 30, 2011 and August 31, 2011, due to the short term nature of these accounts.

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

Revenues from individual franchise sales will be recognized when substantially all significant services to be provided by the Company have been performed.  Additionally, continuing royalty fees are charged to the franchisee at 5% of the franchisee's gross sales.  The Company also sells soup products directly to franchise units.

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
November 30, 2011

The Company reflected a net loss for the three months ended November 30, 2011, therefore, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive.  Consequently, a separate computation of diluted earnings (loss) per share is not presented.

In connection with the acquisition, the Company exchanged options and warrants that were outstanding when it was a private company for those in the public company under the same terms and conditions.  There was no accounting impact in connection with this exchange.

The Company has the following common stock equivalents at November 30, 2011.  There were no common stock equivalents as of November 30, 2010.

Stock options (exercise price $0.50/share)	1,420,000
Warrants (exercise price - $1 - $1.25/share)	806,740
Total common stock equivalents	2,226,740

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

See Note 12 regarding Soup Kitchen bankruptcy.

Management has determined that Soup Kitchen is a variable interest entity.  Accordingly, the remaining post-acquisition net assets of Soup Kitchen have been consolidated with OSM’s net assets as of December 29, 2009; however, each entity still maintains its separate legal existence.

Concentrations

Sales

For the three months ended November 30, 2011, one customer accounted for 72% of total soup sales.  There was no sales concentration at November 30, 2010.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
November 30, 2011

Accounts Receivable

At November 30, 2011 and August 31, 2011 one customer accounted for 51% and 44%, respectively of total accounts receivable.

Vendors

For the three months ended November 30, 2011, one vendor accounted for 99% of soup purchased.  This vendor is the Company’s soup co-packer and all accounts receivable are pledged to this vendor.  There was no vendor concentration at November 30, 2010.

Segments

During 2011 and 2010, the Company only operated in one segment; therefore, segment information has not been presented.

Discontinued Operations

The following table summarizes certain operating data for discontinued operations for the three months ended November 30, 2011 and 2010:

	2011	2010
Sales	$-	$-
Cost of sales	-	-
Operating expenses	-	(14,317)
Other income	-	-
Loss from discontinued operations	$-	$(14,317)

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 discusses when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. The amendments in this ASU should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
November 30, 2011

Note 4 Accounts Receivable

Accounts receivable consists of the following at November 30, 2011 and August 31, 2011.

	November 30, 2011	August 31, 2011
Accounts receivable	$262,934	$198,385
Allowance for doubtful accounts	(64,143)	(64,143)
Accounts receivable – net	$198,791	$134,242

At November 30, 2011 and August 31, 2011, the Company has related party accounts receivable of $5,672 and $18,614, respectively.

Note 5 Prepaid Expenses

Prepaid expenses consist of the following at November 30, 2011 and August 31, 2011.

	November 30, 2011	August 31, 2011
Prepaid insurance	$38,021	$46,756
Prepaid public relations	9,932	9,145
Prepaid travel	1,800	1,000
Prepaid expense	$49,753	$56,901

Note 6 Property and Equipment

Property and equipment consists of the following at November 30, 2011 and August 31, 2011.

	November 30, 2011	August 31, 2011
Vehicles	$18,219	$18,219
Equipment	17,161	17,161
Furniture and fixtures	12,410	12,410
Total	47,790	47,790
Less: accumulated depreciation	(16,894)	(14,372)
Property and equipment – net	$30,896	33,418

Note 7 – Notes Receivable - Franchisees

The Company has advanced funds to certain franchisees to complete renovations and help with operating expenses in better performing locations. Related parties who own these franchisees are Senior VP of Franchise Development and a family member of one of the Company’s subsidiaries executive officers. On November 1, 2011, the Company executed 7% notes receivable with these franchisees for $702,586, maturing on October 31, 2018.

On November 18, 2011, one location was sold to a third party and payment of $143,482 was received.  The balance due at November 30, 2011 was $73,333, for which a 5% note receivable was executed with the purchaser of the franchise, maturing on November 18, 2016.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
November 30, 2011

Monthly interest only payments from the franchisees are approximately $2,800, until November 1, 2012, when the franchisees will begin to pay principal and interest. The aggregate monthly principal and interest payments will be approximately $9,600, unless the location is closed or sold, at which time, the note will become due.

The following is a summary of amounts due to the Company at November 30, 2011 and August 31, 2011.

Franchisee	November 30, 2011	August 31, 2011
A - Related party	$255,879	$208,271
B – Related party	229,892	197,991
C – Third party	73,333	255,879
Total notes receivable – franchisees	559,104	662,141
Less: allocation to short term (third party)	(13,241)	-
Total notes receivable long term	545,863	662,141
Notes receivable – franchisees – related parties	485,771	662,141
Notes receivable – franchisee (third party)	$60,092	$-

The following table shows the amount due for the years ended August 31, in the year so specified.

Fiscal Year Ended	Amount
2012 (remaining 9 months)	$13,241
2013	81,436
2014	87,029
2015	93,011
2016	99,410
Thereafter	184,977
Total	$559,104

Note 8 – Intangible Assets

At November 30, 2011, the Company’s intangible assets consist of the following:

		Accumulated
	Gross	Amortization	Net
Soup Formulas	$27,418	$(5,273)	$22,145
Recipes	53,750	(12,922)	40,828
Total intangible assets	$81,168	$(18,195)	$62,973

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
November 30, 2011

At August 31, 2011, the Company’s intangible assets consist of the following:

		Accumulated
	Gross	Amortization	Net
Soup Formulas	$27,418	$(3,906)	$23,512
Recipes	53,750	(9,572)	44,178
Total intangible assets	$81,168	$(13,478)	$67,690

The estimated useful lives of the Company’s intangible assets are as follows:

Amount
Soup formulas	5 years
Recipes	4 years

Estimated future amortization expense of intangible assets for the years ended August 31, for the year so specified is as follows:

Fiscal Year ended August 31,	Amount
2012 (remaining 9 months)	$14,255
2013	18,921
2014	18,921
2015	9,364
2016	1,512
Total	$62,973

Note 9 Debt

At November 30, 2011 the Company’s debt consists of the following:

The Company is obligated under various notes containing the following terms:

Notes	Interest Rate	Maturity Date	Monthly Installments	Collateral	Amount
1	8% - 19.24%	January 2012 – February 2012	$503 - $3,559	None	$15,129
2	None	Due on demand	None	None	37,500
3	Prime + 3%-6,	Due on demand	None	All assets of the Company	1,896,504
4	None	Due on demand	None	All assets of the Company	290,902
5	7%	Due on demand	None	All assets of the Company	1,466,269
					$3,706,304

Substantially all of the above debt is in default.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
November 30, 2011
The following is additional information pertaining to the numbered notes above:

(1)	This balance is made up of two notes, one of which is in default.
(2)	The Company is in litigation regarding this debt, see note 12.
(3)	The principal balance was $1,500,000, and was owed by Soup Kitchen to the former Chairman of Soup Kitchen.

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

(4)	Represented legal fees to Soup Kitchen’s prior securities counsel.
(5)	Represents amounts due to the primary food vendor.
3, 4 and 5 were guaranteed in connection with the purchase of Soup Kitchen’s assets. Soup Kitchen is consolidated as a VIE.

Note 10 Deferred Franchise Revenue

Deferred franchise revenues result from payments received from new franchises prior to the Company’s performance under the terms of the franchise agreements. Often these payments are made before stores locations have been identified.

Note 11 Stockholders’ Deficit

Stock Issued for Services

For the three months ended November 30, 2011, the Company issued 250,000 shares of common stock, for services rendered, having a fair value of $387,500 ($1.55/share) based upon the quoted closing trading price on the dates issued.

Stock Issued for Cash and Warrants

For the three months ended November 30, 2011, the Company issued 10,000 shares of common stock and 1,000 two-year warrants, exercisable at $1.25/share, for $10,000 ($1/share). In connection with raising these funds, the Company paid direct offering costs of $1,000, and net proceeds were $9,000. The warrants paid as direct offering costs have a net effect on additional paid in capital of $0.

In addition, the Company paid $5,000 and issued 20,000 two-year warrants, exercisable at $1/share, to a consultant for services rendered. The warrants paid as direct offering costs have a net effect on additional paid in capital of $0.

Conversion of Preferred Stock into Common Stock

For the three months ended November 30, 2011, the Company issued 227,480 shares of common stock in connection with the conversion of 227,480 shares of preferred stock, having a fair value of $227 ($0.001/share).  The conversion did not result in any gain or loss on conversion.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
November 30, 2011

Stock Options

On December 31, 2010, the Company's board of directors authorized the issuance of 2,050,000 stock options, having a grant date fair value of $738,471.   The options have an exercise price of $0.50 and a life of 10 years.  The options vest 40% upon issuance, 40% on September 1, 2011 and 20% on September 1, 2012.

The following is a summary of stock option expensing at November 30, 2011:

Grant date fair value – Year end August 31, 2011	$738,471
Expensed – Year end August 31, 2011	(474,062)
Expensed – 3 months ended November 30, 2011	(139,638)
Amount no longer subject to expensing (1)	(14,737)
Unrecognized compensation at November 30, 2011(2)	$110,034

(1)	Represents unvested portion of 60,000 stock options that were forfeited in fiscal year 2012.
(2)	Represents amount of unvested option expense that will be amortized over remaining vesting period through September 1, 2012.

The Company applied fair value accounting for all share based payment awards granted on December 31, 2010. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used in fiscal year August 31, 2011 were as follows:

Exercise price	$0.50
Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	2.01%
Expected life of option	5 years
Expected forfeitures	0%

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
November 30, 2011

The following is a summary of the Company’s stock option activity for the three months ended November 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2011	2,035,000	$0.50
Granted	-	$-
Exercised	(200,000)	$0.50
Forfeited	(60,000)	$0.50
Balance – November 30, 2011	1,775,000	$0.65	0.75 years	$1,147,500
Exercisable – November 30, 2011	1,420,000	$0.65	0.75 years	$920,000
Grant date fair value of options granted - 2011		$738,471
Weighted average grant date fair value - 2011		$0.50

Outstanding options held by related parties	1,450,000
Exercisable options held by related parties	1,160,000
FMV of options granted to related parties	$522,333

Stock Warrants

The following is a summary of the Company’s stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2011	785,740	$1.19
Granted	21,000	$1.25
Exercised	-	$-
Forfeited	-	$-
Balance at November 30, 2011	806,740	$1.19

The weighted average remaining life for all outstanding warrants at November 30, 2011 is 1.30 years. The intrinsic value at November 30, 2011 and August 31, 2011 is $0 and $351,439, respectively.

Subscription Receivable

Subscription receivable consists of a $100,000 receivable for the exercise of stock options by a former employee.  The amount was received December 2, 2011.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
November 30, 2011

Note 12 Commitments and Contingencies

Commitments

The Company is obligated to pay the minority stockholder of Kiosk a royalty equal to 3% of the gross sales of all of its soup on the first $50,000,000 of gross sales, 2% on gross sales between $50,000,000 and $75,000,000, and 1% on gross sales thereafter.  The Company is required to pay a minimum of $225,000 per year if the gross sales threshold is not met.  Payments are due quarterly for ongoing services through June 30, 2014. The annual payments are as follows:

Years Ending August 31,
2012 (remaining 9 months)	$168,750
2013	225,000
2014	187,500
Total	$581,250

For the three months ended November 30, 2011, the Company recorded a royalty expense of $56,250.

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On September 21, 2009, a former Chairman of the Board of Soup Kitchen, as successor to the lender, commenced an action to enforce certain guarantees given by the defendants to the lender regarding Soup Kitchen’s defaulted loan (See Note 9).

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

Soupman, Inc. is one of several defendants in a lawsuit filed by Gourmet Sales and Marketing, LLC (“GSM”) in July 2011.  GSM claims that it is owed sales commissions based upon an August 2009 sales and marketing agreement. Aside from the claim for an accounting, compensatory damages and/or punitive damages are demanded with respect to the other claims, totaling in excess of $7.5 million in compensatory damages and in excess $12 million in punitive damages.  The Company served its answer to the complaint in October 2011, in which they denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses.  The matter is now in the discovery phase of litigation.  In Company counsel’s opinion, the complaint lacks merit as the agreement that forms the basis of GSM’s claims may be invalid and unenforceable, GSM is not owed any money, and the Company believes that punitive damages are without basis.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
November 30, 2011

No assurance can be given as to the ultimate outcome of this action or its effect on the Company.  If the Company is not successful in its defense of this action it could have a material adverse effect on its business, as well as current and expected future operations.

Note 13 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $1,246,193 and net cash used in operations of $331,226 for the three months ended November 30, 2011; and a working capital deficit of $6,037,073 and a stockholders’ deficit of $5,392,541, respectively, at November 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, sale of aged debt to third parties in exchange for free trading stock, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

In response to these problems, management has taken the following actions:

●	seeking additional third party debt and/or equity financing,
●	opening new franchise locations; and
●	allocating sufficient resources to continue with advertising and marketing efforts

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

Note 14 Subsequent Events

On December 8, 2011, the Company issued 15,862 shares of common stock in connection with the conversion of 15,862 shares of preferred stock, having a fair value of $16 ($0.001/share).  The conversion did not result in any gain or loss on conversion.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto for the quarter ended November 30, 2011 found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

General

The following analysis of our consolidated financial condition and results of operations for the quarter ended November 30, 2011 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements  and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 30, 2011.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Overview

On December 15, 2010, we entered into a Merger Agreement in which The Original Soupman, Inc. (“OSM”) was merged with and into OSM Merge, Inc. our subsidiary. All the shares of OSM were converted into an aggregate of 14,004,230 shares of our common stock and 1,987,783 shares of our preferred stock.  In addition, principal and interest on $4,673,000 of OSM’s convertible notes were converted into 4,830,256 shares of our common stock.

On January 31, 2011, we reincorporated in Delaware and changed our name from Passport Arts, Inc. to Soupman, Inc. Thereafter, our stock began trading on the OTC-Bulletin Board under the symbol SOUP.

We currently manufacture and sell soup to grocery chains and other outlets and to our franchised restaurants under the brand name “The Original Soupman”.

Our brand is well known throughout the industry and our Chicken Vegetable soup has been rated as the best chicken soup in America by Consumer Reports.  We are focusing on having our soups displayed in a new shelf stable tetra pak that will be located next to our competitors’ canned soup products in the soup aisles in grocery and club stores where most retail soup purchases are made. We have never sold any canned soup. Currently our soups can be found in the frozen food aisle. The Tetra Cart packaging will allow us to sell products in grocery stores that we previously could not sell such as our best selling soup in our restaurants, Lobster Bisque.  We believe that many consumers have had some difficulty finding our retail product in their local frozen foods section, but that with the shelf-stable, Tetra Recart it will be easy for a consumer to find our famous soups from Al Yeganeh. We also have franchised restaurants in specifically designated heavy traffic locations such as casinos, airports, tourist locations and other travel destinations. Although our primary focus is on retail organic growth; we will also consider retail and other acquisitions that provide unique opportunities and fit our business objectives.

Results of Operations – Three Months ended November 30, 2011

The following table summarizes our operating results for the three months ended November 30, 2011 and November 30, 2010. Upon the consummation or our merger in December 2011, we changed our primary line of business and commenced operations as a public company engaged in the manufacture and sale of soup. Prior thereto we were engaged in a different line of business, the sale of art. Therefore, any comparisons between our three month numbers for our fiscal quarter ended November 30, 2011 and our three month numbers for our fiscal quarter ended November 30, 2010 would not be meaningful to the reader on either a quantitative or qualitative basis. In addition, it should be noted that the sale of soup is seasonal and we experience a higher volume of sales during the period from October until March.

	November 30, 2011	November 30, 2010
Revenue	$383,943	$-
Cost of Sales	299,646	-
Gross Profit	84,297	-
Operating Expenses	1,264,532	-
Other Income (Expense)	(65,958)	-
Loss from continuing operations	(1,246,193)	-
Loss from Discontinued Operations		(14,317)
Net Loss	(1,246,193)	$(14,317)

For the three months ended November 30, 2011 soup sales accounted for 86% of overall revenues, and franchise revenues accounted for the remaining 14%. For the three months ended November 30, 2010 soup sales from The Original Soupman, Inc. were $568,128. The decrease of approximately 42% was attributed to our reduction in production of frozen soup products and sales in anticipation of our new shelf stable Tetra Recart packaging. Based upon the fact that we: (i) began to slow down our production and sale of frozen soups in the middle of the prior fiscal year in anticipation of our new shelf stable packaging and (ii)anticipate  that commencing February 2012, our soups will be sold in the new shelf-stableTetra Recart packaging next to our competitors’ canned soup products in the soup aisle of grocery and club stores, where most retail soup purchases are made, we anticipate that our soup sales in grocery and club stores will increase beyond the first quarter sales.

Net loss for the three months ended November 30, 2011 was $1,246,193 or $0.04 per share (basic and diluted).  The net loss increase of $1,231,876 from the three months ended November 30, 2010 was attributable to our merger discussed above and the change in our focus from the sale of on line art products to the sale of soup and all of the expenses associated with it. The cost of sales and general and administrative expenses of our soup line of business, which include the costs of the issuance of shares and stock options in the amount of $527,137, exceeds that of our prior business before the mergers. Due to the change in the focus of our business a meaningful comparison between the three months ended November 30, 2011 and the three months ended November 30, 2010  cannot be made.

Cost of Sales as a percent of soup revenues was 91% for the three months ended November 30, 2011. This includes the disposition of obsolete inventory of frozen packaging of $21,527 as we move from the frozen food aisle to the soup aisle in the new Tetra Recart packaging and some discounted selling prices as we sell off the remaining frozen soup inventory. This percentage is also affected by sales promotional items of $7,745 which has been netted against soup revenues.

Operating expenses for the three months ended November 30, 2011 were $1,264,532 and as a percentage of total revenue was 329% for the period  These operating expenses for the three months ended November 30, 2011 includes the $527,137 of expenses for the issuance of shares and stock options; $259,887 for payroll, payroll taxes and benefits; $255,124 in professional fees which include legal, accounting, strategic planning, public relations and branding and marketing;  $56,250 for royalties: and $32,605 for insurance.

Liquidity and Capital

	As at November 30, 2011	As at August 31, 2011
Current assets	$306,294	$565,426
Current liabilities	$6,343,367	$6,015,960
Working capital (deficit)	$(6,037,073)	$(5,450,534)

At November 30, 2011, we had cash and cash equivalents of $29,095 as compared to $343,927 at August 31, 2011. The working capital deficit at November 30, 2011 of $6,037,073 and as of August 31, 2011 of $5,450,534 or an increase of $586,539 is attributable to a decrease in cash and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable. It should also be noted that included in the current liabilities as at November 30, 2011 are the current liabilities in the amount of $4,861,359 of Soup Kitchen International, Inc. a company not owned by us but included, for accounting purposes, included in the Soupman, Inc. financial statements as a “variable interest entity”, which negatively impact the total working capital deficit shown above (see note 3 Variable Interest Entities to the Soupman, Inc. and subsidiaries and Soup Kitchen International, Inc. Financial Statements).

For the three months ended November 30, 2011 cash used in operating activities was $331,226 as compared to $7,996 for the three months ended November 30, 2010.  Our primary uses  of cash from operating activities for the three months ended November 30, 2011 were losses from operations offset by increases in share based payments, stock issued for services, and increases in accounts payable and accrued expenses.

Net cash provided by investing activities for the three months ended November 30, 2011 was $72,149, predominantly from the cash repaid by franchisees.

Net cash used in financing activities for three months ended November 30, 2011 was $55,755 which includes the repayment of debt of $64,755 offset by $9,000 (net of expenses) from the issuance of common stock and warrants.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of $ 5,392,541 through November 30, 2011 and have incurred a net loss of $1,246,193 for the three months ended November 30, 2011.   We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock. At November 30, 2011, we had short term debt of $3,706,304 and a working capital deficit of $6,037,073.   These factors raise substantial doubt about our ability to continue as a going concern.   Our debt in the amount of $3,706,304 includes a guarantee of Soup Kitchen International Inc’s debt in the amount of $3,653,675 all of which is past due.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the launch of our new shelf stable tetra recart packaging, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

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

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended November 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2011, we issued 10,000 shares of our common stock together with a five year warrant exercisable for 1,000 shares of common stock at a per share price of $1.25 for aggregate proceeds of $1,000. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and Regulation D promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

 During the three months ended November 30, 2011, we issued 250,000 shares of common stock for services rendered, having an aggregate   fair market value of $387,500 based upon the quoted closing trading prices on the issue dates. These securities were issued pursuant to Section 4(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended November 30, 2011, we issued warrants exercisable for 20,000 share of common stock at an exercise price of $1 per share to a consultant for services rendered. These securities were issued pursuant to Section 4(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended November 30, 2011, we issued 227,480 shares of common stock in connection with the  conversion of 227,480 shares of preferred stock.  The securities were issued pursuant to Section 3 (a)(9) of the Securities Act.

On December 8, 2011, the Company issued 15,862 shares of common stock in connection with the conversion of 15,862 shares of preferred stock.  The securities were issued pursuant to Section 3 (a)(9) of the Securities Act.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description

31.1*	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance

101.XSD**	XBRL Schema

101.PRE**	XBRL Presentation

101.CAL**	XBRL Calculation

101.DEF**	XBRL Definition

101.LAB**	XBRL Label

*       Filed herewith
**     Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUPMAN, INC.

Date: January 13, 2012	By:	/s/ Arnold Casale
Arnold Casale
Chief Executive Officer and Director (Principal Executive Officer)