Form 10-Q
period 2012-02-29
SOUPMAN, INC.
filed 2012-04-16
CIK 1475273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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
Yes ☐     No ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐      No ☐

Number of shares of common stock outstanding as of April 13, 2012 was 28,121,406.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Balance Sheets

	February 29, 2012	August 31, 2011
	(Unaudited)
Assets

Current Assets
Cash	$295,075	$343,927
Accounts receivable - net	224,178	134,242
Accounts receivable - related parties	15,471	18,614
Prepaid expenses and other	108,886	56,901
Note receivable - franchisee	9,992	-
Note receivable - other	-	6,000
Due from franchisee	5,742	5,742
Due from franchisee - related parties	1,500	-
Total Current Assets	660,844	565,426

Property and equipment - net	32,865	33,418

Other Assets
Notes receivable - franchisees - related parties	485,771	662,141
Note receivable - franchisee	60,092	-
Intangible assets - net	58,256	67,690
Other	4,800	4,800
Total Other Assets	608,919	734,631

Total Assets	$1,302,628	$1,333,475

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,652,443	$2,192,905
Debt - net	4,093,382	3,704,305
Deferred franchise revenue	118,750	118,750
Derivative liabilities	315,287	-
Total Current Liabilities	7,179,862	6,015,960

Stockholders' Deficit
Preferred stock, par value $0.001; 25,000,000 and 25,000,000 shares
authorized; 1,250,461 and 1,523,033 issued and outstanding	1,251	1,523
Common stock, par value $0.001; 75,000,000 and 75,000,000 shares authorized;
28,621,406 and 27,791,834 issued; 28,121,406 and 27,291,834 outstanding	28,121	27,292
Additional paid in capital	2,402,708	1,610,654
Accumulated deficit	(8,309,314)	(6,321,954)
Total Stockholders' Deficit	(5,877,234)	(4,682,485)

Total Liabilities and Stockholders' Deficit	$1,302,628	$1,333,475

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended February 29,	Three Months Ended February 28,	Six Months Ended February 29,	Six Months Ended February 28,
	2012	2011	2012	2011

Sales
Soup sales - net	$505,717	$332,961	$836,278	$332,961
Franchise royalties	53,650	50,439	107,032	50,439
Total sales	559,367	383,400	943,310	383,400

Cost of sales	396,447	190,399	696,093	190,399

Gross profit	162,920	193,001	247,217	193,001

Operating expenses:
General and administrative	803,906	2,547,492	2,012,190	2,561,809
Royalty	56,250	52,136	112,500	52,136
Total operating expenses	860,156	2,599,628	2,124,690	2,613,945

Loss from operations	(697,236)	(2,406,627)	(1,877,473)	(2,420,944)

Other income (expense)
Interest income	9,405	1,226	12,162	1,226
Interest expense	(105,078)	(58,583)	(173,791)	(58,583)
Change in fair value of derivative liabilties	25,228	-	25,228	-
Gain on settlement of accounts payable	26,514	-	26,514	-
Total other (expense) - net	(43,931)	(57,357)	(109,887)	(57,357)

Loss from continuing operations	(741,167)	(2,463,984)	(1,987,360)	(2,478,301)

Loss from discontinued operations	-	(14,317)	-	(14,317)

Net loss	$(741,167)	$(2,478,301)	$(1,987,360)	$(2,492,618)

Basic and diluted loss per common share:
Continuing operations	$(0.03)	$(0.12)	$(0.07)	$(0.21)
Discontinued operations	$-	$(0.13)	$-	$(0.21)

Weighted average number of common shares outstanding
during the period - basic and diluted	27,913,008	19,750,254	28,056,255	11,788,345

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statement of Stockholders 'Deficit
Year Ended August 31, 2011 and Six Months Ended February 29, 2012
(Unaudited)

	Preferred Stock $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Subscription Receivable	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance, August 31, 2011	1,523,033	$1,523	27,291,834	$27,292	$1,610,654	$(6,321,954)	$-	$(4,682,485)

Issuance of common stock and warrants for cash ($1/share)	-	-	10,000	10	9,990	-	-	10,000

Cash paid as direct offering cost	-	-	-	-	(1,000)	-	-	(1,000)

Stock options exercised ($0.50/share)	-	-	200,000	200	99,800	-	-	100,000

Issuance of common stock for services rendered ($0.75 - 1.55/share)	-	-	347,000	347	465,403	-	-	465,750

Share based payment	-	-	-	-	217,861	-	-	217,861

Conversion of preferred stock to common stock	(272,572)	(272)	272,572	272	-	-	-	-

Net loss	-	-	-	-	-	(1,987,360)	-	(1,987,360)

Balance, February 29, 2012	1,250,461	$1,251	28,121,406	$28,121	$2,402,708	$(8,309,314)	$-	$(5,877,234)

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended February 29,	Six Months Ended February 28,
	2012	2011
Cash Flows From Operating Activities:
Net loss - continuing operations	$(1,987,360)	$(2,478,301)
Net loss - discontinued operations	-	(14,317)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	465,750	1,260,000
Share based payment	217,861	339,696
Bad debt expense	6,885	-
Change in fair market value of derivative liabilities	(25,228)	-
Amortization of debt discount	34,968	-
Amortization	9,434	10,000
Depreciation	5,234	5,641
Changes in operating assets and liabilities:
(Increase) Decrease in
Accounts receivable	(96,821)	178,952
Accounts receivable - related party	3,143	-
Notes receivable	-	(22,037)
Due from franchisees	-	171,774
Due from franchisees - related party	(1,500)	-
Prepaid expenses	(51,985)	(43,470)
Increase (Decrease) in
Accounts payable and accrued liabilities	625,935	(88,827)
Net Cash Used in Operating Activities	(793,684)	(680,889)

Cash Flows From Investing Activities:
Cash acquired in merger	-	582,590
Proceeds from notes receivable - franchisees	143,482	-
Proceeds from note receivable - other	6,000	-
Advance in connection with sale of franchise - related party	(70,084)	-
Purchase of property and equipment	(4,682)	(8,086)
Net Cash Provided by Investing Activities	74,716	574,504

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes	641,000	-
Repayment of debt	(79,884)	(105,604)
Proceeds from exercise of stock options	100,000	-
Proceeds from issuance of common stock and warrants - net	9,000	864,500
Net Cash Provided by Financing Activities	670,116	758,896

Net increase (decrease) in cash	(48,852)	652,511

Cash at beginning of period	343,927	551

Cash at end of period	$295,075	$653,062

Supplemental disclosures of cash flow information:
Cash paid for interest	$56,370	$23,474
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Reduction of accrued payroll - related party and related reduction of due from franchise - related party	$32,888	$-
Conversion of preferred stock to common stock	$272	$-
Debt discount recorded on convertible debt	$340,515	$-
Exchange of convertible debt and accrued interest into common stock	$-	$4,830,254
Issuance of preferred stock in merger	$-	$1,988
Forgiveness of debt - related party	$-	$106,698
Forgiveness of note receivable - related party	$-	$386,354

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
February 29, 2012

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended February 29, 2012, are not necessarily indicative of results for the full fiscal year.

The Company’s fiscal year end is August 31.

Note 2 Organization and Nature of Operations

Passport Arts, Inc. (“PPOR”) was incorporated in the State of Nevada on December 2, 2008, and during the year ended August 31, 2010, sold art from an on-line gallery. After December 15, 2010, the Company no longer sold art and these operations were reported as discontinued operations (See Note 3).

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
February 29, 2012

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, the valuation of intangible assets, estimate of fair value of share based payments and derivative liabilities, estimates of tax liabilities and estimates of the probability and potential magnitude of contingent liabilities.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at February 29, 2012 and August 31, 2011, respectively.

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
February 29, 2012

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

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no impairment charges taken during the three and six months ended February 29, 2012 and February 28, 2011, respectively.

Intangible Assets

Identifiable intangible assets with finite lives are amortized over their estimated useful lives.

Amortization of intangible assets is provided utilizing the straight-line method over the estimated lives of the respective assets.

Intangible assets are reviewed for impairment if indicators of potential impairment exist. There were no impairment charges taken during the three and six months ended February 29, 2012 and February 28, 2011, respectively.

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
February 29, 2012

The carrying amounts of the Company's financial instruments generally approximate their fair values as of February 29, 2012 and August 31, 2011, due to the short term nature of these accounts.

The following are the major categories of liabilities measured at fair value on a recurring basis, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	February 29, 2012	August 31, 2011
Level 1
None	$—	$—
Level 2
None	—	—
Level 3
Derivative liability	315,287	—
	$315,287	$—

The Level 3 valuation relates to derivative liabilities measured using management's estimates of fair value as well as other significant inputs that are unobservable. See below for additional discussion.

The following table reflects the change in fair value of derivative liabilities for the six months ended February 29, 2012, there were no such instruments at August 31, 2011:

February 29, 2012
Balance at August 31, 2011	$-
Derivative liability arising from issuance of convertible debt and warrants	340,515
Change in fair value of derivative liability – convertible debt and warrants	(25,228)
Balance at February 29, 2012	$315,287

The Company has determined the estimated fair value amounts presented in these financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair value estimates are based upon pertinent information available as of the respective balance sheet dates and the Company has determined that the carrying value of all financial instruments approximates fair value.

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments, such as ratchet provisions or conversion features in convertible debt or equity instruments, and measurement of their fair value. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
February 29, 2012

Once derivative liabilities are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt. These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Share-based payments

The Company has incentive plans that reward employees with stock options, warrants, restricted stock and stock appreciation rights. The amount of compensation cost for these share-based awards is measured based on the fair value of the awards, as of the date that the share-based awards are issued and adjusted to the estimated number of awards that are expected to vest.

Fair value of stock options, warrants, and stock appreciation rights, is generally determined using a Black-Scholes option pricing model, which incorporates assumptions about expected volatility, risk free rate, dividend yield, and expected life. Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period.

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
February 29, 2012

Earnings (Loss) Per Share

Net earnings (loss) per share is computed by dividing net income (loss) less preferred dividends for the period by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) less preferred dividends by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

Since the Company reflected a net loss for the three and six month periods ended February 29, 2012 and February 28, 2011, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following potential common stock equivalents at February 29, 2012 and February 28, 2011:

	February 29, 2012	February 28, 2011
Stock options (exercise price - $0.50 - $0.75/share)	1,470,000	810,000
Warrants (exercise price $0.80- $1.25/share)	1,155,865	460,290
Convertible preferred shares (exercise price $0.001/share)	1,250,461	-
Convertible debt (exercise price $0.81/share)	869,692	-
Total common stock equivalents	4,746,018	1,270,290

In the above table, some of the outstanding convertible debt from 2011 and 2010 contains ratchet provisions that would cause variability in the exercise price at the balance sheet date. As a result, common stock equivalents could change at each reporting period.

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
February 29, 2012

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

Concentrations

Sales

For the six months ended February 29, 2012, one customer accounted for 59% of total soup sales compared to two customers accounting for 44% and 35% for the period ended February 28, 2011.

Accounts Receivable

At February 29, 2012 two customers accounted for 33% and 10% of total accounts receivable. At August 31, 2011 one customer accounted for 40% of total accounts receivable.

Vendors

For the six months ended February 29, 2012 and February 28, 2011, one vendor accounted for 98% of soup purchased. This vendor is the Company’s soup co-packer and all accounts receivable are pledged to this vendor.

Segments

During 2012 and 2011, the Company only operated in one segment; therefore, segment information has not been presented.

Discontinued Operations

The following table summarizes certain operating data for discontinued operations for the three months ended February 29, 2012 and 2011 (See Note 2):

	2012	2011
Sales	$-	$-
Cost of sales	-	-
Operating expenses	-	(14,317)
Other income	-	-
Loss from discontinued operations	$-	$(14,317)

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
February 29, 2012

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

Note 4 Accounts Receivable

Accounts receivable consists of the following at February 29, 2012 and August 31, 2011.

	February 29, 2012	August 31, 2011
Accounts receivable	$291,833	$198,385
Allowance for doubtful accounts	(67,655)	(64,143)
Accounts receivable – net	$224,178	$134,242

At February 29, 2012 and August 31, 2011, the Company has related party accounts receivable of $15,471 and $18,614, respectively.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
February 29, 2012

Note 5 Property and Equipment

Property and equipment consists of the following at February 29, 2012 and August 31, 2011.

	February 29, 2012	August 31, 2011
Vehicles	$11,843	$18,219
Equipment	21,843	17,161
Furniture and fixtures	12,410	12,410
Total	46,096	47,790
Less: accumulated depreciation	(13,231)	(14,372)
Property and equipment – net	$32,865	33,418

Note 6 – Notes Receivable - Franchisees

The Company has advanced funds to certain franchisees to complete renovations and help with operating expenses in better performing locations. Related parties who own these franchisees are Senior VP of Franchise Development and a family member of one of the Company’s subsidiaries executive officers. On November 1, 2011, the Company executed 7% notes receivable with these franchisees for $485,771, maturing on October 31, 2018.

Monthly interest only payments from the franchisees are approximately $4,100, until November 1, 2012, when the franchisees will begin to pay principal and interest. The aggregate monthly principal and interest payments will be approximately $12,000, unless the location is closed or sold, at which time, the note will become due.

All franchisees are current with their interest only payments.

On November 18, 2011, one location was sold to a third party and payment of $143,482 was received. The balance due at February 29, 2012 was $70,084, for which a 5% note receivable was executed with the purchaser of the franchise, maturing on November 18, 2016.

The following is a summary of amounts due to the Company at February 29, 2012 and August 31, 2011.

Franchisee	February 29, 2012	August 31, 2011
A - Related party	$255,879	$208,271
B – Related party	229,892	197,991
C – Third party	70,084	255,879
Total notes receivable – franchisees	555,855	662,141
Less: allocation to short term (third party)	(9,992)	-
Total notes receivable long term	545,863	662,141
Notes receivable – franchisees – related parties	485,771	662,141
Notes receivable – franchisee (third party)	$70,084	$-

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
February 29, 2012

The following table shows the amount due for the years ended August 31, in the year so specified.

Fiscal Year Ended	Amount
2012 (remaining 6 months)	$26,433
2013	64,996
2014	87,029
2015	93,011
2016	99,409
Thereafter	184,977
Total	$555,855

Note 7 – Intangible Assets

At February 29, 2012, the Company’s intangible assets consist of the following:

		Accumulated
	Gross	Amortization	Net
Soup formulas	$27,418	$(6,640)	$20,778
Recipes	53,750	(16,272)	37,478
Total intangible assets	$81,168	$(22,912)	$58,256

The estimated useful lives of the Company’s intangible assets are as follows:

Amount
Soup formulas	5 years
Recipes	4 years

Estimated future amortization expense of intangible assets for the years ended August 31, for the year so specified is as follows:

Fiscal Year ended August 31,	Amount
2012 (remaining 6 months)	$9,486
2013	18,921
2014	18,921
2015	9,364
2016	1,577
Total	$58,256

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
February 29, 2012

Note 8 Debt

(A)	Terms

At February 29, 2012 the Company’s debt consists of the following:

The Company executed various notes containing the following terms:

Notes	Interest Rate	Maturity Date	Monthly Installments	Collateral	Amount
1	8%	June 2012 – November 2012	None	None	$631,000
2	None	Due on demand	None	None	37,500
3	Prime + 3%, Prime + 4% and 6%	Due on Demand	None	All assets of the Company	1,942,316
4	None	Due on demand	None	All assets of the Company	290,902
5	7%	Due on demand	None	All assets of the Company	1,487,211
6	None	Due on demand	None	None	10,000
					$4,398,929

The following is additional information pertaining to the numbered notes above:

(1) This balance is made up of various convertible notes. With the exception of these notes, all other debt with a maturity date is in default. These notes were issued with 349,125 warrants. See 8(C) for computation of derivative liabilities for convertible debt and warrants.
(2) The Company is in litigation regarding this debt, see note 11.
(3) The principal balance was $1,500,000, and was due to the former Chairman of Soup Kitchen.
On May 20, 2011, the Company entered into a 13 month agreement where the debt holder would be entitled to receive 500,000 shares of common stock if the debt is not repaid. The shares are in escrow and will only be valued if the Company is unable to repay the debt. The valuation of the stock will be determined on the issuance date. The 500,000 shares in escrow are not considered outstanding for purposes of computing earnings (loss) per share. At February 29, 2012, the Company is in default of the agreement for non-payment of accrued interest and the requirement for accelerated payments of 20% of any capital or debt raised. The Company raised $631,000 during the six months ended February 29, 2012.
(4) Represented legal fees to the Company’s prior securities counsel.
(5) Represents amounts due to the primary food vendor.
(6) Represents an advance from a third party during the six months ended February 29, 2012.

3, 4 and 5 were guaranteed in connection with the purchase of Soup Kitchen’s assets. Soup Kitchen is consolidated as a VIE.

(B)	Debt Discount

During the six months ended February 29, 2011, the Company recorded debt discounts totaling $340,515.

The debt discount recorded in 2012 pertains to convertible debt and warrants that contained embedded conversion options that are required to bifurcated and reported at fair value (See Note 8 (C)).

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
February 29, 2012

The Company amortized $34,968 in 2012 to interest expense.

	February 29, 2012	August 31, 2011
Total outstanding debt (See 8(A) above)	$4,398,929	$-
Debt discount	(340,515)	-
Amortization of debt discount	34,968	-
Debt – net	$4,093,382	$-

(C)	Derivative Liabilities

The Company identified conversion features embedded within convertible debt and warrants issued during the six months ended February 29, 2012 (see Note 8(A)). The Company has determined that the features associated with the embedded conversion options and warrants should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liability – August 31, 2011	-
Fair value at the commitment date for convertible debt and warrants	340,515
Fair value mark to market adjustment for convertible debt and warrants	(25,228)
Derivative liability – February 29, 2012	$315,287

The Company recorded the debt discount to the extent of the gross proceeds raised, which was $340,515.

The fair value at the commitment and re-measurement dates were based upon the following management assumptions as of February 29, 2012:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	120%	120%
Expected term: convertible debt and warrants	0.33 – 3 years	0.26 – 3 years
Risk free interest rate	0.10% - 0.43%	0.13% - 0.43%

Note 9 Deferred Franchise Revenue

Deferred franchise revenues result from payments received from new franchises prior to the Company’s performance under the terms of the franchise agreements. Often these payments are made before stores locations have been identified.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
February 29, 2012

Note 10 Stockholders’ Deficit

Stock Issued for Cash and Warrants

During the six months ended February 29, 2012, the Company issued 10,000 shares of common stock and 1,000 two-year warrants, exercisable at $1.25/share, for $10,000 ($1/share). In connection with raising these funds, the Company paid direct offering costs of $1,000, and net proceeds were $9,000. The warrants paid as direct offering costs have a net effect on additional paid in capital of $0.

In addition, the Company paid $5,000 and 20,000 two-year warrants, exercisable at $1/share, to a consultant for services rendered. The warrants paid as direct offering costs have a net effect on additional paid in capital of $0.

Stock Issued for Services

During the six months ended February 29, 2012, the Company issued 347,000 shares of common stock, for services rendered, having a fair value of $465,750 ($0.75 - $1.55/share) based upon the quoted closing trading price on the dates issued.

Conversion of Preferred Stock into Common Stock

For the six months ended February 29, 2012, the Company issued 272,572 shares of common stock in connection with the conversion of 272,572 shares of preferred stock, having a fair value of $273 ($0.001/share). The conversion did not result in any gain or loss on conversion.

Stock Options

On December 31, 2010, the Company issued 2,050,000 stock options, having a grant date fair value of $738,471. The options have an exercise price of $0.50 and a life of 10 years. The options vest 40% upon issuance, 40% on September 1, 2011 and 20% on September 1, 2012.

On January 18, 2012, the Company issued 200,000 stock options having a grant date fair value of $147,588 to a consultant. The options have an exercise price of $0.75 and a life of 10 years. 100,000 of the options vest 50% on the date of grant and 50% on the second anniversary of the grant date. 100,000 of the options cannot be exercised or vested until services are performed. 10,000 shares will be vested and exercisable for every $1,000,000 in qualifying revenues received by the Company in connection with the consultants’ successful introduction of customers. The second 100,000 option grant has not been earned and is not considered exercisable at February 29, 2012.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
February 29, 2012

The following is a summary of stock option expensing at February 29, 2012:

Grant date fair value – year end August 31, 2011	$738,471
Grant date fair value – six months ended February 29, 2012	147,588
Expensed – year end August 31, 2011	(510,959)
Expensed – six months ended February 29, 2012	(217,861)
Amount no longer subject to expensing (1)	(14,737)
Unrecognized compensation at February 29, 2012(2)	$142,502

(1)	Represents unvested portion of 60,000 stock options that were forfeited in fiscal year 2012.
(2)	Represents amount of unvested option expense that will be amortized over remaining vesting period through January 31, 2014.

The assumptions used during the six months ended February 29, 2012 were as follows:

Exercise price	$0.50 - 0.75
Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	1.92% - 2.01%
Expected life of option	5 -10 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity for the six months ended February 29, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2011	2,035,000	$0.50
Granted	200,000	$0.75
Exercised*	(200,000)	$0.50
Forfeited	(60,000)	$0.50
Balance – February 29, 2012	1,975,000	$0.66	1.45 years	$772,850
Exercisable – February 29, 2012	1,470,000	$0.65	0.82 years	$613,300
Grant date fair value of options granted - 2012		$147,588
Weighted average grant date fair value - 2012		$0.74

Outstanding options held by related parties	1,450,000
Exercisable options held by related parties	1,160,000
Fair value of options granted to related parties	$522,333

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
February 29, 2012

* For the six months ended February 29, 2012, the Company issued 200,000 shares of common stock, in connection with the exercise of outstanding options for $100,000 ($0.50/share).

Stock Warrants

The following is a summary of the Company’s stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2011	785,740	$1.19
Granted	370,125	$0.92
Exercised	-	$-
Forfeited	-	$-
Balance at February 29, 2012	1,155,865	$1.10

The weighted average remaining life for all outstanding warrants at February 29, 2012 is 1.63 years. The intrinsic value at February 29, 2012 and August 31, 2011 is $1,785 and $351,439, respectively.

Note 11 Commitments and Contingencies

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

Years Ending August 31,
2012 (remaining 6 months)	$112,500
2013	225,000
2014	187,500
Total	$525,000

For the three and six months ended February 29, 2012, the Company recorded a royalty expense of $56,250 and $112,500, respectively.

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On September 21, 2009, a former Chairman of the Board of Soup Kitchen, as successor to the lender, commenced an action to enforce certain guarantees given by the defendants to the lender regarding Soup Kitchen’s defaulted loan (See Note 8).

On May 31, 2010, Soup Kitchen filed for bankruptcy.

On October 26, 2010, a third party action was filed in this case by the Defendants against the Company, certain principals of the Company and other third parties. The action seeks, among other things, to invalidate the Company's purchase of assets from Soup Kitchen. The Company is defending this action believing it to be without merit, especially in the light of the facts that (1) an independent appraisal was performed prior to the asset transfer (2) the Company paid $100,000 in cash and guaranteed secured debt in the amount of approximately $3,670,000; and (3) shareholder approval was obtained.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
February 29, 2012

Soupman, Inc. is one of several defendants in a lawsuit filed by plaintiff Gourmet Sales and Marketing, LLC (“GSM”) on or about July 18, 2011.  GSM claims that it is owed sales commissions based upon an August 2009 sales and marketing agreement.  The complaint contains five causes of action.  Aside from the claim for an accounting, a material amount of compensatory damages and/or punitive damages are demanded with respect to the other claims.  The Company served its answer to the complaint in October 2011, in which they denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses and affirmative defenses. The matter is now in discovery phase of litigation. In Company counsel’s opinion the complaint lacks merit as the agreement that forms the basis of GSM’s claims is invalid and unenforceable, GSM is not owed any money, and the Company believes that punitive damages are without basis. It is anticipated the matter will be resolved by means of motion practice at the appropriate time.

No assurance, however, can be given as to the ultimate outcome of these actions or their effect on the Company. If the Company is not successful in its defense of these actions it could have a material adverse effect on its business, as well as current and expected future operations.

Note 12 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $1,987,360 and net cash used in operations of $793,684 for the six months ended February 29, 2012; and a working capital deficit of $6,519,018 and a stockholders’ deficit of $5,877,234, respectively, at February 29, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
February 29, 2012

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
In response to these problems, management has taken the following actions:

●	seeking additional third party debt and/or equity financing,
●	opening new franchise locations; and
●	allocate sufficient resources to continue with advertising and marketing efforts

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

Note 13 Subsequent Events

During March 2012, the Company issued $184,250 of 8%, six month convertible notes with 32,812, three year warrants, exercisable at $1.00. The Company identified conversion features embedded within these convertible notes and warrants. The Company has determined that the features associated with the embedded conversion options and warrants will be accounted for at fair value as a derivative liability.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto for the quarter ended February 29, 2012 found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks.

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

General

The following analysis of our consolidated financial condition and results of operations for the quarter ended February 29, 2012 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Current Report on Form 10K filed with the Securities and Exchange Commission filed on December 2011.

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

Our brand is well known throughout the industry and our Chicken Vegetable soup has been rated as the best chicken soup in America by Consumer Reports.  We are focusing on selling our soups in our new shelf stable tetra pak cartons that will be located in the soup aisles in grocery and club stores nationally.  We believe this will be a “game changer” for our business in regards to increased sales and margins with a lower price to point for customers.   This product will begin to ship in May 2012.  Currently our soups can be found frozen in the frozen food aisle which business we will exit and it will be replaced by the shelf stable carton. We also have and will continue to open our franchised restaurants in specifically designated heavy traffic locations such as casinos, airports and travel malls to increase our penetration in existing markets and new prime franchise locations.  Although our primary focus is on retail organic growth; we will also consider retail and other acquisitions that provide unique opportunities and fit our business objectives.

Results of Operations – Six Months ended February 29, 2012

The following table summarizes our operating results for the six months ended February 29, 2012 and February, 28, 2011:

	February 29, 2012	February 28, 2011
Revenue	$943,310	$383,400
Cost of Sales	696,093	190,399
Gross Profit	247,217	193,001
Operating Expenses	2,124,690	2,613,945
Other Income (Expense)	(109,887)	(57,357)
Loss From Continuing Operations	(1,987,360)	(2,478,301)
Loss From Discontinued Operations	-	(14,317)
Net Loss	$(1,987,360)	$(2,492,618)

For the six months ended February 29, 2012 soup sales accounted for 89% of overall revenues, and franchise revenues accounted for the remaining 11%.

Net loss for the six months ended February 29, 2011 was $1,987,360 or $0.07 per share (basic and diluted).  The net loss decrease of $505,258 from the six months ended February 28, 2011 was attributable to the increase in revenue and the reduction of operating expenses.

Cost of Sales as a percent of soup revenues was 83% for the six months ended February 29, 2012.  This includes the disposition of obsolete packaging of $21,527 as we move from the frozen food aisle to the soup aisle in the new tetra recart cartons and some discounted selling prices as we burn through the remaining frozen soup inventory.  This percentage is also affected by sales promotional items of $16,506 which has been netted against soup revenues.

Operating expenses for the six months ended February 29, 2012 were $2,124,690 and as a percentage of total revenue was 225% for the period. This is a decrease in operating expenses of 19%. We continue to work at cost reductions. These operating expenses for the six months ended February 29, 2012 includes $683,611 of expenses for the issuance of shares and stock options; $512,551 for payroll, payroll taxes and benefits; $889,438 in professional fees which include legal, accounting, strategic planning, public relations and branding and marketing; $112,500 for royalties; $91,980 for promotion and $65,416 for insurance.

Results of Operations – Three Months ended February 29, 2012

The following table summarizes our operating results for the three months ended February 29, 2012 and February, 28, 2011:

	February 29, 2012	February 28, 2011
Revenue	$559,367	$383,400
Cost of Sales	396,447	190,399
Gross Profit	162,920	193,001
Operating Expenses	860,156	2,599,628
Other Income (Expense)	(43,931)	(57,357)
Loss From Continuing Operations	(741,167)	(2,463,984)
Loss From Discontinued Operations	-	(14,317)
Net Loss	$(741,167)	$(2,478,301)

For the three months ended February 29, 2012 soup sales accounted for 90% of overall revenues, and franchise revenues accounted for the remaining 10%.

Net loss for the three months ended February 29, 2011 was $741,167 or $0.03 per share (basic and diluted).  The net loss decrease of $1,737,134 from the three months ended February 28, 2011 was primarily attributable to the reduction of operating expenses which included expenses for issuances of shares and stock options of $1,599,696 in 2011 compared to $78,223 in 2012.

Cost of Sales as a percent of soup revenues was 78% for the three months ended February 29, 2012.  This includes some discounted selling prices as we burn through the remaining frozen soup inventory while moving to the tetra recart which will be sold in the soup aisle.  This percentage is also affected by sales promotional items of $8,761 which has been netted against soup revenues.

Operating expenses for the three months ended February 29, 2012 were $860,156 and as a percentage of total revenue was 154% for the period. These operating expenses for the three months ended February 29, 2012 includes $78,223 of expenses for the issuance of shares and stock options; $252,664 for payroll, payroll taxes and benefits; $279,776 in professional fees which include legal, accounting, strategic planning, public relations and branding and marketing;  $56,250 for royalties; $63,490 for promotion and $32,811 for insurance.

Liquidity and Capital Resources

	February 29, 2012	August 31, 2011
Current assets	$660,844	$565,426
Current liabilities	$7,179,862	$6,015,960
Working capital (deficit)	$(6,518,978)	$(5,450,534)

At February 29, 2012, we had cash and cash equivalents of $295,075 as compared to $343,927 at August 31, 2011.  The working capital deficit at February 29, 2012 of $6,518,978 and as of August 31, 2011 of $5,450,534 is an increase of $1,068,444 which is attributable to an increase in accounts payable and accrued expenses and convertible notes, partially offset by an increase in accounts receivable. It should also be noted that included in the current liabilities as at February 29, 2012 are the current liabilities of Soup Kitchen International, Inc. (which is not part of our company) in the amount of $4,681,381 which accounts for that amount of the total working capital deficit as that company has no assets and is included in the Soupman, Inc. statements (see note 3 Variable Interest Entities to the Soupman, Inc. and subsidiaries and Soup Kitchen International, Inc. Financial Statements).

For the six months ended February 29, 2012 cash used in operating activities was $793,684 as compared to $680,889 for the six months ended February 29, 2011.  Our primary uses of cash from operating activities for the six months ended February 29, 2012 were losses from operations offset by increases in share based payments, stock issued for services, and increases in accounts payable and accrued expenses.

Net cash provided by investing activities for the six months ended February 29, 2012 was $74,716, predominantly from the cash repaid by franchisees.

Net cash provided by financing activities for six months ended February 29, 2012 was $670,116 which includes proceeds from notes of $641,100 and $100,000 from the exercise of stock options..

Current and Future Financing Needs

We have incurred a stockholders’ deficit of $5,877,234 through February 29, 2012 and have incurred a net loss of $1,987,360 for the six months ended February 29, 2012.   We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock. At February 29, 2012, we had short term debt of $4,093,382 and a working capital deficit of $6,519,018.   Our debt in the amount of $4,093,382 includes a guarantee of Soup Kitchen International Inc’s debt in the amount of $3,653,675 all of which is past due.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the launch of our new shelf stable tetra cartons, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended February 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Soupman, Inc. is one of several defendants in a lawsuit filed by plaintiff Gourmet Sales and Marketing, LLC (“GSM”) in the Supreme Court of the State of New York, County of New York on or about July 18, 2011.  Plaintiff GSM claims that it is owed sales commissions based upon an August 2009 sales and marketing agreement.  The complaint contains five causes of action.  Aside from the claim for an accounting, a material amount of compensatory damages and/or punitive damages are demanded with respect to the other claims.  Defendants served their answer to the complaint on or about October 31, 2011, in which they denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses and affirmative defenses.  The matter is now in discovery phase of litigation.  In counsel’s opinion the complaint lacks merit as the agreement that forms the basis of plaintiff’s claims is invalid and unenforceable, plaintiff is not owed any money, and there is absolutely no basis for a finding of willful conduct that is necessary to assess punitive damages.  It is anticipated the matter will be resolved by means of motion practice at the appropriate time. If the Company is not successful in its defense of this action it could have a material adverse effect on its business and operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended February 29, 2012, the Company issued 45,092 shares of common stock in connection with the conversion of 45,092 shares of preferred stock.  The securities were issued pursuant to Section 3 (a)(9) of the Securities Act.

During the three months ended February 29, 2012, we issued 97,000 shares of common stock for services rendered, having an aggregate fair market value of $78,250 based upon the quoted closing trading prices on the issue dates. These securities were issued pursuant to Section 4(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended February 29, 2012, we issued 8% convertible notes together with a three year warrant exercisable for 349,125 shares of common stock at a per share price of  $0.80 -$1.00 for aggregate proceeds of $532,500. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “Securities Act”) promulgated thereunder and are convertible under certain circumstances into the next equity round of financing effected by the Company at the price offered in that round. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

On February 7, 2012, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a promissory note in the aggregate principal amount of $98,500 (the “Note”). The February Note bears interest at the rate of 8% per annum, matures on November 9, 2012 and  is convertible into shares of our common stock beginning 180 days from the date of its issue at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event. We are entitled to prepay the Note:  (i) from the date of the Note until 30 days thereafter at 120% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note; (ii) 31 days from the date of the Note until 60 days after the issue date at 125% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note; (iii) 61 days from the date of the Note until 90 days after the issue date at 130% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Notes; (iv) 91 days from the date of the Note until 120 days after the issue date at 135% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note; (v) 121 days from the date of the Note until 150 days after the issue date at 140% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note; and (vi) 151 days from the date of the Note until 180 days after the issue date at 150% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note. We have no right to prepay the Note after 180 days from the issue date of the Note. Unless waived in writing by the holder of the Note, we are prohibited from effecting the conversion of the Note to the extent that as a result of such conversion the holder would beneficially own more than 4.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. While the Note is outstanding, the holder is entitled to a reduction in the conversion price if we issue any securities for a per share price less than the conversion price in effect available to the holder.  The Note holder also has a right of first refusal on any offerings with similar terms in amounts under $100,000.

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

SOUPMAN, INC.

Date: April 16, 2012	By:	/s/ Arnold Casale
Arnold Casale
Chief Executive Officer and Director (Principal Executive Officer)