Form 10-Q
period 2012-05-31
SOUPMAN, INC.
filed 2012-07-16
CIK 1475273

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐      No ☒

Number of shares of common stock outstanding as of July 16, 2012 was 28,653,906

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Balance Sheets

	May 31, 2012	August 31, 2011
	(Unaudited)
Assets

Current Assets
Cash	$16,159	$343,927
Accounts receivable - net	117,193	134,242
Accounts receivable - related parties	25,211	18,614
Prepaid expenses and other	61,852	56,901
Note receivable - franchisee	9,992	-
Note receivable - other	-	6,000
Due from franchisee	5,742	5,742
Due from franchisee - related parties	31,544	-
Total Current Assets	267,693	565,426

Property and equipment - net	30,110	33,418

Other Assets
Notes receivable - franchisees - related parties	485,771	662,141
Note receivable - franchisee	60,092	-
Intangible assets - net	53,538	67,690
Other	4,800	4,800
Total Other Assets	604,201	734,631

Total Assets	$902,004	$1,333,475

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,706,950	$2,192,905
Debt – net	4,519,642	3,704,305
Deferred franchise revenue	118,750	118,750
Derivative liabilities	539,343	-
Total Current Liabilities	7,884,685	6,015,960

Stockholders' Deficit
Preferred stock, par value $0.001; 25,000,000 and 25,000,000 shares
authorized; 1,250,461 and 1,523,033 issued and outstanding	1,251	1,523
Common stock, par value $0.001; 75,000,000 and 75,000,000 shares authorized;
28,703,906 and 27,791,834 issued; 28,203,906 and 27,291,834 outstanding	28,204	27,292
Additional paid in capital	2,502,526	1,610,654
Accumulated deficit	(9,514,662)	(6,321,954)
Total Stockholders' Deficit	(6,982,681)	(4,682,485)

Total Liabilities and Stockholders' Deficit	$902,004	$1,333,475

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended May 31,	Three Months Ended May 31,	Nine Months Ended May 31,	Nine Months Ended May 31,
	2012	2011	2012	2011

Sales
Soup sales - net	$315,093	$367,075	$1,150,836	$665,433
Franchise royalties	46,483	44,579	153,514	95,018
Total sales	361,576	411,654	1,304,350	760,451

Cost of sales	247,680	312,997	943,266	503,396

Gross profit	113,896	98,657	361,084	257,055

Operating expenses:
General and administrative	838,107	1,698,112	2,823,754	4,237,626
Royalty	56,250	56,250	168,750	108,386
Total operating expenses	894,357	1,754,362	2,992,504	4,346,012

Loss from operations	(780,461)	(1,655,705)	(2,631,420)	(4,088,957)

Other income (expense)
Interest income	7,761	-	19,922	-
Other income	-	90,645		90,645
Interest expense	(339,891)	(66,155)	(513,681)	(125,521)
Change in fair value of derivative liabilities	(92,757)	-	(67,529)	-
Total other (expense) - net	(424,887)	24,490	(561,288)	(34,876)

Net loss	$(1,205,348)	$(1,631,215)	$(3,192,708)	$(4,123,833)

Basic and diluted loss per common share:	$(0.04)	$(0.07)	$(0.11)	$(0.26)

Weighted average number of common shares outstanding
during the period - basic and diluted	27,990,901	24,287,350	28,100,866	16,016,013

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statement of Stockholders 'Deficit
Year Ended August 31, 2011 and Nine Months Ended May 31, 2012
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, August 31, 2011	1,523,033	$1,523	27,291,834	$27,292	$1,610,654	$(6,321,954)	$(4,682,485)

Issuance of common stock and warrants for cash ($1/share)	-	-	10,000	10	9,990	-	10,000

Cash paid as direct offering cost	-	-	-	-	(1,000)	-	(1,000)

Stock options exercised ($0.50/share)	-	-	200,000	200	99,800	-	100,000

Issuance of common stock for services rendered ($0.65 - 1.55/share)	-	-	429,500	430	520,820	-	521,250

Share based payment	-	-	-	-	262,262	-	262,262

Conversion of preferred stock to common stock	(272,572)	(272)	272,572	272	-	-	-

Net loss	-	-	-	-	-	(3,192,708)	(3,192,708)

Balance, May 31, 2012	1,250,461	$1,251	28,203,906	$28,204	$2,502,526	$(9,514,662)	$(6,982,681)

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,	Nine Months Ended May 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss - continuing operations	$(3,192,708)	$(4,123,833)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	521,250	2,120,000
Share based payment	262,262	406,159
Bad debt expense	53,000
Change in fair market value of derivative liabilities	67,529	-
Amortization of debt discount	275,789	-
Amortization	14,152	14,769
Depreciation	7,990	18,196
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(35,951)	216,729
Accounts receivable - related party	(6,597)	(12,167)
Notes receivable	-	(16,132)
Due from franchisees	-	119,781
Due from franchisees - related party	(31,544)	-
Prepaid expenses	(4,951)	(38,763)
Increase (Decrease) in:
Accounts payable and accrued liabilities	762,929	(163,761)
Net Cash Used in Operating Activities	(1,306,850)	(1,459,022)

Cash Flows From Investing Activities:
Cash acquired in merger	-	582,590
Proceeds from notes receivable - franchisees	143,482	-
Proceeds from note receivable - other	6,000	-
Advance in connection with sale of franchise - related party	(70,084)	-
Purchase of property and equipment	(4,682)	(26,933)
Net Cash Provided by Investing Activities	74,716	555,657

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes	875,250	-
Repayment of debt	(79,884)	(71,325)
Proceeds from exercise of stock options	100,000	-
Proceeds from issuance of common stock and warrants - net	9,000	984,000
Net Cash Provided by Financing Activities	904,366	912,675

Net increase (decrease) in cash	(327,768)	9,310

Cash at beginning of period	343,927	551

Cash at end of period	$16,159	$9,861

Supplemental disclosures of cash flow information:
Cash paid for interest	$56,370	$50,412
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Reduction of accrued payroll - related party and related reduction of due from franchise - related party	$32,888	$-
Conversion of preferred stock to common stock	$272	$-
Debt discount recorded on convertible debt	$539,343	$-
Exchange of convertible debt and accrued interest into common stock	$-	$4,830,254
Issuance of preferred stock in merger	$-	$1,988
Forgiveness of debt - related party	$-	$106,698
Forgiveness of note receivable - related party	$-	$386,354

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

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

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended May 31 2012, are not necessarily indicative of results for the full fiscal year.

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

The Company manufactures and sells soup to its franchisees and to grocery chains.

Note 3 Summary of Significant Accounting Policies

Principles of Consolidation

All significant intercompany transactions and balances have been eliminated.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at May 31, 2012 and August 31, 2011, respectively.

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
May 31, 2012
(Unaudited)

Property and Equipment

Property and equipment are carried at depreciated cost. The costs of additions and betterments are capitalized and expenditures for repairs and maintenance are expensed in the period incurred.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Equipment Vehicles Furniture and fixtures	5-7 years 5 years 5 years

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken during the three and nine months ended May 31, 2012 and May 31, 2011.

Intangible Assets

Amortization of identifiable intangible assets is provided utilizing the straight-line method over the estimated lives of the respective assets.

Intangible assets are reviewed for impairment if indicators of potential impairment exist.  There were no impairment charges taken during the three and nine months ended May 31, 2012 and May 31, 2011.

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

The carrying amounts of the Company's financial instruments generally approximate their fair values as of May 31, 2012 and August 31, 2011, due to the short term nature of these accounts.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

The following are the major categories of liabilities measured at fair value on a recurring basis, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	May 31, 2012	August 31, 2011
Level 1
None	$—	$—
Level 2
None	—	—
Level 3
Derivative liability	539,343	—
	$539,343	$—

The Level 3 valuation relates to derivative liabilities measured using management's estimates of fair value as well as other significant inputs are unobservable. See below for additional discussion.

The following table reflects the change in fair value of derivative liabilities for the nine months ended May 31, 2012, there were no such instruments at August 31, 2011:

May 31, 2012
Balance at August 31, 2011	$-
Derivative liability arising from issuance of convertible debt and warrants	471,814
Change in fair value of derivative liability – convertible debt and warrants	67,529
Balance at May 31, 2012	$539,343

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

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments, such as ratchet provisions or conversion features in convertible debt or equity instruments, and measurement of their fair value. In determining the appropriate fair value, the Company uses the Black-Scholes pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

Once derivative liabilities are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes pricing model.

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Share-based payments

The Company has incentive plans that reward employees with stock options, warrants, and restricted stock and stock  The amount of compensation cost for these share-based awards is measured based on the fair value of the awards, as of the date that the share-based awards are issued and adjusted to the estimated number of awards that are expected to vest.

Fair value of stock options and warrants, is generally determined using a Black-Scholes pricing model, which incorporates assumptions about expected volatility, risk free rate, dividend yield, and expected life. Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period.

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
May 31, 2012
(Unaudited)

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

Since the Company reflected a net loss for the three and nine month periods ended May 31, 2012 and May 31, 2011, respectively, the effect of considering any common stock equivalents, if exercisable, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

The Company has the following potential common stock equivalents at May 31, 2012 and May 31, 2011:
	May 31, 2012	May 31, 2011
Stock options (exercise price - $0.50 - $0.75/share)	1,470,000	810,000
Warrants (exercise price $0.80- $1.25/share)	1,201,177	472,240
Convertible preferred shares (exercise price $0.001/share)	1,250,461	-
Convertible debt (exercise price $0.89/share)	1,151,357	-
Total common stock equivalents	5,072,995	1,282,240

In the above table, some of the outstanding convertible debt from 2012 and 2011 contains ratchet provisions that would cause variability in the exercise price at the balance sheet date.  As a result, common stock equivalents could change at each reporting period.

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

See Note 11 regarding Soup Kitchen bankruptcy.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

Management has determined that Soup Kitchen is a variable interest entity.  Accordingly, the remaining post-acquisition net assets of Soup Kitchen have been consolidated with OSM’s net assets as of December 29, 2009; however, each entity still maintains its separate legal existence.

Concentrations

Sales

For the nine months ended May 31, 2012, one customer accounted for 59% of soup sales compared to two customers accounting for 46% and 22% for the nine months ended May 31, 2011.

Accounts Receivable

At May 31, 2012 three customers accounted for 26%, 14% and 13% of accounts receivable. At August 31, 2011 one customer accounted for 40% of accounts receivable.

Vendors

For the nine months ended May 31, 2012 and May 31, 2011, one vendor accounted for 98% and 100% of soup purchased. This vendor is the Company’s soup co-packer for the bulk product and all accounts receivable are pledged to this vendor.

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

Note 4 Accounts Receivable

Accounts receivable consists of the following at May 31, 2012 and August 31, 2011.

	May 31, 2012	August 31, 2011
Accounts receivable	$263,059	$216,999
Allowance for doubtful accounts	(120,655)	(64,143)
Accounts receivable – net	$142,404	$152,856

At May 31, 2012 and August 31, 2011, the Company has related party accounts receivable of $25,211 and $18,614, respectively included in the above.

Note 5 Property and Equipment

Property and equipment consists of the following at May 31, 2012 and August 31, 2011.

	May 31, 2012	August 31, 2011
Vehicles	$11,843	$18,219
Equipment	21,843	17,161
Furniture and fixtures	12,410	12,410
Total	46,096	47,790
Less: accumulated depreciation	(15,986)	(14,372)
Property and equipment – net	$30,110	$33,418

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

On November 18, 2011, one location was sold to a third party and payment of $143,482 was received.  The balance due at May 31, 2012 was $70,084, for which a 5% note receivable was executed with the purchaser of the franchise, maturing on November 18, 2016.

The following is a summary of amounts due to the Company at May 31, 2012 and August 31, 2011.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

Franchisee	May 31, 2012	August 31, 2011
A - Related party	$255,879	$208,271
B – Related party	229,892	197,991
C – Third party	70,084	255,879
Total notes receivable – franchisees	555,855	662,141
Less: allocation to short term (third party)	(9,992)	-
Total notes receivable long term	545,863	662,141
Notes receivable – franchisees – related parties	485,771	662,141
Notes receivable – franchisee (third party)	$70,084	$-

The following table shows the amount due for the years ended August 31, in the year so specified.

Fiscal Year Ended	Amount
2012 (remaining 3 months)	$26,433
2013	64,996
2014	87,029
2015	93,011
2016	99,409
Thereafter	184,977
Total	$555,855

The above table includes current principal payments which are being deferred by the Company for 2 franchisees.

Note 7 – Intangible Assets

Intangible assets consist of the following at May 31, 2012 and August 31, 2011.

	May 31, 2012	August 31, 2011
Soup formulas	$27,418	$27,418
Recipes	53,750	53,750
Total	81,168	81,168
Less: accumulated amortization	(27,630)	(13,478)
Intangible assets – net– net	$53,558	$67,690

The estimated useful lives of the Company’s intangible assets are as follows:

Amount
Soup formulas	5 years
Recipes	4 years

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

Estimated future amortization expense of intangible assets for the years ended August 31, for the year so specified is as follows:

Fiscal Year ended August 31,	Amount
2012 (remaining 3 months)	$4,755
2013	18,921
2014	18,921
2015	9,364
2016	1,577
Total	$53,538

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

Note 8 – Debt

(A)	Terms

At May 31, 2012 the Company’s debt consists of the following:

The Company executed various notes containing the following terms:

Notes	Interest Rate	Maturity Date	Monthly Installments	Collateral	Amount
1	8%	June 2012 – November 2012	None	None	$865,250
2	None	Due on demand	None	None	37,500
3	Prime + 3%, Prime + 4% and 6%	Due on Demand	None	All assets of the Company	2,003,631
4	None	Due on demand	None	All assets of the Company	290,902
5	7%	Due on demand	None	All assets of the Company	1,508,384
6	None	Due on demand	None	None	10,000
					$4,715,667

The following is additional information pertaining to the numbered notes above:

(1) This balance is made up of various convertible notes. With the exception of these notes, all other debt with a maturity date is in default. These notes were issued with 394,437 warrants. See 8(C) for computation of derivative liabilities for convertible debt and warrants. Included in this debt are  notes we issued on February 10, 2012 and March 21, 2012 in the aggregate principal amount of $151,500. These notes  bear interest at the rate of 8% per annum, and mature on November 10 and December  21, 2012 and are convertible into shares of our common stock beginning 180 days from the date of its issue at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event. We are entitled to prepay the Note:  (i) from the date of the Note until 30 days thereafter at 120% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note; (ii) 31 days from the date of the Note until 60 days after the issue date at 125% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note; (iii) 61 days from the date of the Note until 90 days after the issue date at 130% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Notes; (iv) 91 days from the date of the Note until 120 days after the issue date at 135% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note; (v) 121 days from the date of the Note until 150 days after the issue date at 140% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note; and (vi) 151 days from the date of the Note until 180 days after the issue date at 150% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note. We have no right to prepay the Note after 180 days from the issue date of the Note. Unless waived in writing by the holder of the Note, we are prohibited from effecting the conversion of the Note to the extent that as a result of such conversion the holder would beneficially own more than 4.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. While the Note is outstanding, the holder is entitled to a reduction in the conversion price if we issue any securities for a per share price less than the conversion price in effect available to the holder.  The Note holder also has a right of first refusal on any offerings with similar terms in amounts under $100,000.

(2) The Company is in litigation regarding this debt, see note 11.

(3) The principal balance was $1,500,000, and was due to the former Chairman of Soup Kitchen.

On May 20, 2011, the Company entered into a 13 month agreement where the debt holder would be entitled to receive 500,000 shares of common stock if the debt is not repaid.  The shares are in escrow and will only be valued if the Company is unable to repay the debt.  The valuation of the stock will be determined on the issuance date.  The 500,000 shares in escrow are not considered outstanding for purposes of computing earnings (loss) per share. At May 31, 2012, the Company is in default of the agreement for non-payment of accrued interest and the requirement for accelerated payments of 20% of any capital or debt raised. The Company raised $865,250 during the nine months ended May 31, 2012. (See Note 13)

(4) Represented legal fees to the Soup Kitchen’s securities counsel.

(5) Represents amounts due to the primary food vendor.

(6) Represents an advance from a third party during the nine months ended May 31, 2012.

3, 4 and 5 were guaranteed in connection with the purchase of Soup Kitchen’s assets.  Soup Kitchen is consolidated as a VIE.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

(B)	Debt Discount

During the nine months ended May 31, 2012, the Company recorded debt discounts totaling $471,814.

The debt discount recorded in 2012 pertains to convertible debt and warrants that contained embedded conversion options that are required to be bifurcated and reported at fair value (See Note 8 (C)).

The Company amortized $275,789 in 2012 to interest expense.

	May 31, 2012	August 31, 2011
Total outstanding debt (See 8(A) above)	$4,715,667	$-
Debt discount	(471,814)	-
Amortization of debt discount	275,789	-
Debt – net	$4,519,642	$-

(C)	Derivative Liabilities

The Company identified conversion features embedded within convertible debt and warrants issued during the nine months ended May 31, 2012 (see Note 8(A)). The Company has determined that the features associated with the embedded conversion options and warrants should be accounted for at fair value as a derivative liability.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liability – August 31, 2011	-
Fair value at the commitment date for convertible debt and warrants	471,814
Fair value mark to market adjustment for convertible debt and warrants	67,529
Derivative liability – May 31, 2012	$539,343

The Company recorded the debt discount to the extent of the gross proceeds raised, which was $539,343.

The fair value at the commitment and re-measurement dates were based upon the following management assumptions as of May 31, 2012:

	Commitment Date	Remeasurement Date
Expected dividends	0%	0%
Expected volatility	120%	120%
Expected term: convertible debt and warrants	0.33 – 3 years	0.26 – 3 years
Risk free interest rate	0.10% - 0.43%	0.07% - 0.43%

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

Note 9 – Deferred Franchise Revenue

Deferred franchise revenues result from payments received from new franchises prior to the Company’s performance under the terms of the franchise agreements. Often these payments are made before stores locations have been identified.

Note 10 – Stockholders’ Deficit

Stock Issued for Cash and Warrants

During the nine months ended May 31, 2012, the Company issued 10,000 shares of common stock and 1,000 two-year warrants, exercisable at $1.25/share, for $10,000 ($1/share). In connection with raising these funds, the Company paid direct offering costs of $1,000, and net proceeds were $9,000. The warrants paid as direct offering costs have a net effect on additional paid in capital of $0.

In addition, the Company issued a two year warrant exercisable for 20,000 shares of common stock at an exercise price of $1/share  to a consultant for services rendered.  The warrants paid as direct offering costs have a net effect on additional paid in capital of $0.

Stock Issued for Services

During the nine months ended May 31, 2012, the Company issued 429,500 shares of common stock, for services rendered, having a fair value of $521,250 ($0.65 - $1.55/share) based upon the quoted closing trading price on the dates issued.

Conversion of Preferred Stock into Common Stock

For the nine months ended May 31, 2012, the Company issued 272,572 shares of common stock in connection with the conversion of 272,572 shares of preferred stock at $272 ($0.001/share).  The conversion did not result in any gain or loss on conversion.

Stock Options

On December 31, 2010, the Company issued 2,050,000 stock options, having a grant date fair value of $738,471.   The options have an exercise price of $0.50 and a life of 5 years.  The options vest 40% upon issuance, 40% on September 1, 2011 and 20% on September 1, 2012.

On January 18, 2012, the Company issued 200,000 stock options having a grant date fair value of $147,588 to a consultant.  The options have an exercise price of $0.75 and a life of 10 years.  100,000 of the options vest 50% on the date of grant and 50% on the second anniversary of the grant date. 100,000 of the options cannot be exercised or vested until services are performed. 10,000 shares will be vested and exercisable for every $1,000,000 in qualifying revenues received by the Company in connection with the consultants’ successful introduction of customers. The second 100,000 option grant has not been earned and is not considered exercisable at May 31, 2012.

The following is a summary of stock option expensing at May 31, 2012:

Grant date fair value – year end August 31, 2011	$738,471
Grant date fair value – nine months ended May 31, 2012	147,588
Expensed – year end August 31, 2011	(510,959)
Expensed – nine months ended May 31, 2012	(262,262)
Amount no longer subject to expensing (1)	(14,737)
Unrecognized compensation at May 31, 2012(2)	$98,101

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

(1)	Represents unvested portion of 60,000 stock options that were forfeited in fiscal year 2012.
(2)	Represents amount of unvested option expense that will be amortized over remaining vesting period through January 31, 2014.

The assumptions used during the nine months ended May 31, 2012 were as follows:

Exercise price	$0.50-0.75
Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	1.92% - 2.01%
Expected life of option	5 -10 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity for the nine months ended May 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2011	2,035,000	$0.50
Granted	200,000	$0.75
Exercised*	(200,000)	$0.50
Forfeited	(60,000)	$0.50
Balance – May 31, 2012	1,975,000	$0.53	1.20 years	$720,250
Exercisable – May 31, 2012	1,470,000	$0.51	0.57 years	$560,800
Grant date fair value of options granted - 2012		$147,588
Weighted average grant date fair value - 2012		$0.74

Outstanding options held by related parties	1,450,000
Exercisable options held by related parties	1,160,000
Fair value of options granted to related parties	$522,333
* For the nine months ended May 31, 2012, the Company issued 200,000 shares of common stock, in connection with the exercise of outstanding options for $100,000 ($0.50/share).

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

Stock Warrants

The following is a summary of the Company’s stock warrant activity:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2011	785,740	$1.19
Granted	415,437	$0.88
Exercised	-	$-
Forfeited	-	$-
Balance at May 31, 2012	1,201,177	$1.08

The weighted average remaining life for all outstanding warrants at May 31, 2012 is 1.43 years. The intrinsic value at May 31, 2012 and August 31, 2011 is $25,515 and $351,439, respectively.

Note 11 – Commitments and Contingencies

Commitments

The Company is obligated to pay the minority stockholder of Kiosk a royalty equal to 3% of the gross sales of all of its soup on the first $50,000,000 of gross sales, 2% on gross sales between $50,000,000 and $75,000,000, and 1% on gross sales thereafter.  The Company is required to pay a minimum of $225,000 per year if the gross sales threshold is not met.  Payments are due quarterly for ongoing services such as changing recipes, formulation of new recipes and appearances through June 30, 2014 and if the services are not performed, the payments would not be due. The annual payments are as follows:

Years Ending August 31,
2012 (remaining 3 months)	$56,250
2013	225,000
2014	187,500
Total	$468,750

For the three and nine months ended May 31, 2012, the Company recorded a royalty expense of $56,250 and $168.750, respectively.

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On September 21, 2009, a former Chairman of the Board of Soup Kitchen, as successor to the lender, commenced an action to enforce certain guarantees given by the former Directors and Officers Soup Kitchen to the lender regarding Soup Kitchen’s defaulted loan (See Note 8).

On May 31, 2010, Soup Kitchen filed for bankruptcy.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

On October 26, 2010, a third party action was filed in this case by the defendants against the Company, certain principals of the Company and other third parties.  The action seeks, among other things, to invalidate the Company’s purchase of assets from Soup Kitchen. The Company is defending this action believing it to be without merit, especially in the light of the facts that (1) an independent appraisal was performed prior to the asset transfer, (2) an additional independent appraisal was performed by BDO in May of 2012 which showed Soup Kitchen had no value, (3) the Company paid $100,000 in cash and guaranteed secured debt in the amount of approximately $3,670,000; and (4) shareholder approval was obtained.

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

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.  If the Company is not successful in its defense of these actions it could have a material adverse effect on its business, as well as current and expected future operations.

Note 12 – Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $3,192,708 and net cash used in operations of $1,306,850 for the nine months ended May 31, 2012; and a working capital deficit of $7,616,992 and a stockholders’ deficit of $6,982,681, respectively, at May 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives.  The Company believes its current available cash along with anticipated revenues will be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.
In response to these problems, management has taken the following actions:

•	seeking additional third party debt and/or equity financing, and
•	opening new franchise locations in casinos and airports

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
May 31, 2012
(Unaudited)

Note 13 – Subsequent Events

(A)	Debt

In June 2012, the Company issued the following debt:

●	$197,500, 8% convertible notes;
●	Maturity dates six to nine months from date of issuance;
●	37,500, 3 year warrants, exercisable at $1; and

These notes  bear interest at the rate of 8% per annum, and mature on and are convertible into shares of our common stock beginning 180 days from the date of its issue at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event. We are entitled to prepay the Note:  (i) from the date of the Note until 30 days thereafter at 120% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note; (ii) 31 days from the date of the Note until 60 days after the issue date at 125% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note; (iii) 61 days from the date of the Note until 90 days after the issue date at 130% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Notes; (iv) 91 days from the date of the Note until 120 days after the issue date at 135% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note; (v) 121 days from the date of the Note until 150 days after the issue date at 140% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note; and (vi) 151 days from the date of the Note until 180 days after the issue date at 150% of the outstanding principal balance, accrued and unpaid interest, default interest, and other amounts required under the Note. We have no right to prepay the Note after 180 days from the issue date of the Note. Unless waived in writing by the holder of the Note, we are prohibited from effecting the conversion of the Note to the extent that as a result of such conversion the holder would beneficially own more than 4.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion. While the Note is outstanding, the holder is entitled to a reduction in the conversion price if we issue any securities for a per share price less than the conversion price in effect available to the holder.  The Note holder also has a right of first refusal on any offerings with similar terms in amounts under $100,000.

●
The Company identified conversion features embedded within these convertible notes and warrants. The Company has determined that the features associated with the embedded conversion options and warrants will be accounted for at fair value as a derivative liability. The fair value of these derivative liabilities at the commitment date was $129,948 based on the following assumptions:

Commitment Date
Expected dividends	0%
Expected volatility	125%
Expected term: convertible debt and warrants	0.50-3 years
Risk free interest rate	0.15%-0.40%

(B)	Equity

In June 13 2012, the Company issued 450,000 shares of common stock to two consultants for services rendered.  The shares had a fair market value of $373,500 ($0.83/share), based upon the quoted closing trading price, on the date of issuance.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and notes thereto for the quarter ended May 31, 2012 found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks.

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

General

The following analysis of our consolidated financial condition and results of operations for the quarter ended May 31, 2012 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 30, 2011

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

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

Our brand is well known throughout the industry and our Chicken Vegetable soup has been rated as the best chicken soup in America by Consumer Reports.  We are focusing on having our soups displayed in a new shelf stable tetra recart package that will be located next to our competitors’ canned soup products in the soup aisles in grocery and club stores where most retail soup purchases are made. We have never sold any canned soup. Currently our soups can be found in the frozen food aisle. The Tetra Cart packaging will allow us to sell products in grocery stores that we previously could not sell such as our best selling soup in our restaurants, Lobster Bisque.  We believe that many consumers have had some difficulty finding our retail product in their local frozen foods section, but that with the shelf-stable, Tetra Recart it will be easy for a consumer to find our famous soups from Al Yeganeh. We also have franchised restaurants in specifically designated heavy traffic locations such as casinos, airports, tourist locations and other travel destinations. Although our primary focus is on retail organic growth; we will also consider retail and other acquisitions that provide unique opportunities and fit our business objectives.

Results of Operations – Nine Months ended May 31, 2012

The following table summarizes our operating results for the nine months ended May 31, 2012 and May 31, 2011. Upon the consummation or our merger in December 2010, we changed our primary line of business and commenced operations as a public company engaged in the manufacture and sale of soup. Prior thereto we were engaged in a different line of business, the sale of art. Therefore, any comparisons between our three month numbers for the nine months ended May 31, 2012 and the nine months ended May 31, 2011 would not be meaningful to the reader on either a quantitative or qualitative basis. In addition, it should be noted that the sale of soup is seasonal and we experience a higher volume of sales during the period from October until March.

The following table summarizes our operating results for the nine months ended May 31, 2012 and, 2011:

	May 31, 2012	May 31, 2011
Revenue	$1,304,350	$760,451
Cost of Sales	943,266	503,396
Gross Profit	361,084	257,055
Operating Expenses	2,992,504	4,346,012
Other Income (Expense)	(561,288)	(34,876)
Net Loss	$(3,192,708)	$(4,123,833)

For the Nine months ended May 31, 2012 soup sales accounted for 88% of overall revenues, and franchise revenues accounted for the remaining 12%.

Net loss for the nine months ended May 31, 2012 was $3,192,708 or $0.11 per share (basic and diluted).  The net loss decrease of $931,125 from the nine months ended May 31, 2011 was attributable to the increase in revenue and the reduction of operating expenses.

Cost of Sales as a percent of soup revenues was 72% for the nine months ended May 31, 2012.  This includes the disposition of packaging from the old frozen product of $21,527 as we move from the frozen food aisle to the soup aisle in the new tetra recart containers and some discounted selling prices as we burn through the remaining frozen soup inventory.  This percentage is also affected by sales promotional items of $19,997 which has been netted against soup revenues.

Operating expenses for the nine months ended May 31, 2012 were $2,992,504 and as a percentage of total revenue was 229% for the period. This is a decrease of 27% from the prior year and we continue to work to reduce costs.  These operating expenses for the nine months ended May 31,  2012 include $783,512 of expenses for the issuance of shares and stock options; $797,832 for payroll, payroll taxes and benefits; $1,104,529 in professional fees which include legal, accounting, strategic planning, public relations and branding and marketing;  $168,750 for royalties; $171,527 for promotion and trade shows and $82,957 for insurance and $68,155 for bad debt expense.

Results of Operations – Three Months ended May 31, 2012

The following table summarizes our operating results for the three months ended May 31, 2012 and 2011:

	May 31, 2012	May 31, 2011
Revenue	$361,576	$411,654
Cost of Sales	247,680	312,997
Gross Profit	113,896	98,657
Operating Expenses	894,357	1,754,362
Other Income (Expense)	(424,887)	24,490
Net Loss	$(1,205,348)	$(1,631,215)

For the three months ended May 31, 2012 soup sales accounted for 87% of overall revenues, and franchise revenues accounted for the remaining 13%.

Net loss for the three months ended May 31, 2012 was $1,205,348 or $0.04 per share (basic and diluted).  The net loss decrease of $425,867 or 26% from the three months ended May 31, 2011 was attributable to the reduction of operating expenses which included expenses for issuances of shares and stock options of $926,462 in 2011 compared to $85,901 in 2012.

Cost of Sales as a percent of soup revenues was 78% for the three months ended May 31, 2012.  This includes some discounted selling prices as we burn through the remaining frozen soup inventory while moving to the tetra recart which is now sold the soup aisle.  This percentage is also affected by sales promotional items of $2,955 which has been netted against soup revenues.

Operating expenses for the three months ended May 31, 2012 were $894,357 and as a percentage of total revenue was 247% for the period.  These operating expenses for the three months ended May 31, 2012 includes the $85,901 of expenses for the issuance of shares and stock options; $278,998 for payroll, payroll taxes and benefits; $157,339 in professional fees which include legal, accounting, strategic planning, public relations and branding and marketing;  $56,250 for royalties; $79,543 for promotion and trade shows, a reserve for bad debts of $53,000 and $21,220 for insurance.

Liquidity and Capital Resources

	As at May 31, 2012	As at August 31, 2011
Current assets	$267,693	$565,426
Current liabilities	$7,884,685	$6,015,960
Working capital (deficit)	$(7,616,992)	$(5,450,534)

At May 31, 2012, we had cash of $16,159 as compared to $343,927 at August 31, 2011.  The working capital deficit at May 31, 2012 of $7,616,992 and as of August 31, 2011 of $5,450,534 or an increase of $2,166,458 is attributable to an increase in accounts payable and accrued expenses and an increase in convertible notes and related derivative liabilities.  These have been partially offset by a decrease in notes receivable from franchisees. It should also be noted that included in the current liabilities as at May 31, 2012 are the current liabilities of Soup Kitchen International, Inc. in the amount of $4,997,020 which accounts for that amount of the total working capital deficit as that company has no assets and is included in the Soupman, Inc. statements (see note 3 Variable Interest Entities to the Soupman, Inc. and subsidiaries and Soup Kitchen International, Inc. Financial Statements).

For the nine months ended May 31, 2012 cash used in operating activities was $1,306,850 as compared to $1,459,022 for the nine months ended May 31, 2011.  Our primary uses of cash from operating activities for the nine months ended May 31, 2012 were losses from operations offset by increases in share based payments, stock issued for services, amortization of debt discount and an increase in accounts payable and accrued expenses.

Net cash provided by investing activities for the nine months ended May 31, 2012 was $74,716, predominantly from the cash repaid by franchisees compared to $555,657 last year which predominately came from the cash acquired in the merger.

Net cash provided by financing activities for nine months ended May 31, 2012 was $904,366 which includes proceeds from notes of $875,250 and $100,000 from the exercise of stock options offset by repayment of debt of $79,884.  For the nine months ended May 31, 2011, net cash provided by financing activities was $912,675 which was from the sale of common stock of $984,000 offset by the repayment of debt of $71,325.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of $ 6,982,681 through May 31, 2012 and have incurred a net loss of $3,192,708 for the nine months ended May 31, 2012.  We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of debt and equity. At May 31, 2012, we had short term debt of $4,519,462 and a working capital deficit of $7,613,577.  These factors raise substantial doubt about our ability to continue as a going concern.  Our debt in the amount of $4,519,462 includes a guarantee of Soup Kitchen International Inc’s debt in the amount of $3,802,917 all of which is past due. (See Note 3 of the Financial Statements Variable Interest Entities). We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the launch of our new shelf stable tetra recart packaging, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance and to that end, we are in a capital raise mode at the time of this filing. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

We are obligated to pay the minority stockholder of Kiosk a royalty equal to 3% of the gross sales of all of its soup on the first $50,000,000 of gross sales, 2% on gross sales between $50,000,000 and $75,000,000, and 1% on gross sales thereafter.  We are required to pay a minimum of $225,000 per year if the gross sales threshold is not met.  Payments are due quarterly for ongoing services through June 30, 2014. The annual payments are as follows:

Years Ending August 31,
2012 (remaining 3 months)	$56,250
2013	225,000
2014	187,500
Total	$468,750

At May 31, 2012 our debt includes the following:

Interest Rate	Maturity Date	Monthly Installments	Collateral	Amount
8%	June 2012 – November 2012	None	None	$865,250
None	Due on demand	None	None	37,500
Prime + 3%, Prime + 4% and 6%	Due on Demand	None	All assets of the Company	2,003,631
None	Due on demand	None	All assets of the Company	290,902
7%	Due on demand	None	All assets of the Company	1,508,384
None	Due on demand	None	None	10,000
				$4,715,667

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended May 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On September 21, 2009, Penny Fern Hart, a former Chairman of the Board of Soup Kitchen International, Inc. (“SKI”), as successor to the Commerce Bank loan to SKI, commenced an action in N.Y. State Supreme Court, Case Index # 602538/09, against John Bello, Maj-Britt Rosenbaum and William McCreery (the “Defendants”) to enforce certain guarantees given by the Defendants to Commerce Bank regarding SKI’s defaulted loan.  On October 26, 2010, a third party action was filed in this case by the Defendants against OSM, certain principals of OSM and other third parties.  The action seeks, among other things, to invalidate OSM’s purchase of assets from SKI. On May 2, 2011, a proceeding was brought against the Company, certain principals of the Company and other third parties by the bankruptcy trustee for SKI seeking to avoid and/or recover the value of assets of SKI, re-alleging various claims made in the October 26, 2010 action. On October 22, 2011, the presiding judge in the bankruptcy action stayed the remaining third-party claims, in the Penny Fern Hart matter, and ordered all the parties to confer and submit a discovery schedule for the bankruptcy action. The Company intends to vigorously defend these actions believing them to be wholly without merit, especially in the light of the fact that an independent appraisal was performed prior to the asset transfer to OSM which completely supported the fairness of the asset transfer to OSM in which OSM paid $100,000 in cash, guaranteed secured debt in the amount of $3,670,000, and has since paid $352,907 in respect of SKI payables (including $256,205 owed to Al Yeganeh) and an additional independent appraisal was performed by BDO in May of 2012 which showed SKI had no value. In addition, there was SKI shareholder approval obtained in connection with the transaction.  No assurance, however, can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these actions it could have a material adverse effect on its business and operations.

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

During the three months ended May 31, 2012, we issued 70,000 shares of common stock for services rendered, having an aggregate fair market value of $45,500 based upon the quoted closing trading prices on the issue dates. These securities were issued pursuant to Section 4(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended May 31, 2012, we issued 8% convertible notes together with a three year warrant exercisable for 45,312 shares of common stock at a per share price of  $1.00 for aggregate proceeds of $181,250. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “Securities Act”) promulgated thereunder and are convertible under certain circumstances into the next equity round of financing effected by the Company at the price offered in that round. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

On March 21, 2012, we entered into a Securities Purchase Agreement with an accredited investor for the sale of a promissory note in the aggregate principal amount of $53,500 (the “Note”). The Note bears interest at the rate of 8% per annum, matures on December 21, 2012 and is convertible into shares of our common stock beginning 180 days from the date of its issue at a conversion price of 58% of the average of the lowest three trading prices of our common stock during the ten trading days on the OTCBB proceeding the conversion date. These securities were issued pursuant to section 4(2) of the Securities Act.  The holder represented their intention to acquire the securities for investment only and not with a view towards distribution.  The holder was given adequate information about us to make an informed investment decision.  We did not engage in any general solicitation or advertising

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description

31.1*	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance

101.XSD**	XBRL Schema

101.PRE**	XBRL Presentation

101.CAL**	XBRL Calculation

101.DEF**	XBRL Definition

101.LAB**	XBRL Label

*       Filed herewith
**     Filed herewith electronically

27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUPMAN, INC.

Date: July 16, 2012	By:	/s/ Arnold Casale
Arnold Casale
Chief Executive Officer and Director (Principal Executive Officer)