Form 10-K
period 2012-08-31
SOUPMAN, INC.
filed 2012-12-14
CIK 1475273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended August 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐      No ☒

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of February 28, 2012, was approximately $16,121,159 based on $0.81, the price at which the registrant’s common stock was last sold on that date.

As of December 13, 2012, the issuer had 31,307,640 shares of common stock outstanding.

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

On January 31, 2011, we reincorporated in Delaware and changed our name from Passport Arts, Inc. to Soupman, Inc. Thereafter, our stock began trading on the over-the-counter market under the symbol SOUP.

We currently manufacture and sell soup to grocery chains, the New York City Public School System and other outlets and to our franchised restaurants under the brand name “The Original Soupman”. Our brand is well known throughout the industry and our Chicken Vegetable soup has been rated as the best chicken soup in America by Consumer Reports.

OUR BUSINESS

Overview of our Operations

Our Company manufactures and sells soups under the “Original SoupMan” brand.  We sell our soups in a new innovative Tetra-Recart self stable packaging in the canned soup aisle where most “heat & serve” retail soup purchases are made.  We believe that with the new, shelf-stable, Tetra-Recart packaging that allows our soups to be displayed in the canned soup aisle, and many consumers will choose the SoupMan’s famous soups from Al Yeganeh over the other typical inferior tasting canned soups. We believe we will capture the health conscientious consumers who are aware that recent reports have warned consumers that canned products contain BPA, a known cancer causing agent. Tetra Recart packaging is BPA free and recyclable.

We also have franchised and licensed restaurants in specifically designated heavy traffic locations such as casinos, airports, and other travel destinations including the Mohegan Sun Casino in Connecticut.  We sell the Original SoupMan soups in bulk 8 lb. frozen “heat ‘n serve” pouches to our franchised and licensed restaurants. The bulk 8 lb. pouches are also used for the Original SoupMan soups and products which we sell to the New York City Public School system.

Licensing Arrangement with Al Yeganeh

In July 2004, International Gourmet Soups licensed the exclusive rights to use, in perpetuity, the name, slogans, and recipes of Al Yeganeh, founder of the famous soup restaurant located in New York City on 8th Ave and 55Street, in manufacturing and marketing in North America, over 40 varieties of gourmet soups under the brand “Original SoupMan”.

The quality of his soup was such that Mr. Yeganeh gained a devoted local following and long lines of loyal customers outside the store that extended around the block. This location had been closed since 2004 as Al developed the soups for us and was reopened in July of 2010 to the same huge fanfare that it has experienced since 1984. Mr. Yeganeh’s renowned soups abruptly went international in 1995 when they first aired the famous “soup” episode of the “Seinfeld” comedy television show, which featured a character based on Mr. Yeganeh. This episode is one of the best known and highest-rated of that phenomenally successful series, and it soon became common knowledge that the character of the irascible soup-restaurant proprietor was based—fairly or unfairly—on Mr. Yeganeh. Mr. Yeganeh was featured on “Late Night with David Letterman,” “The Oprah Winfrey Show,” “Good Day New York,” and “The Today Show,” CNN, CNBC’s “Squawk Box,” and “Your World with Neil Cavuto”, “Fox and Friends”, TIME Magazine, Consumer Reports and many other media venues.  Mr. Yeganeh was paid $150,000 upon execution of the license agreement, and the agreement further provides that he is to  receive a minimum royalty of $225,000 per year through June 30, 2014 based on a right to royalties of 3% on our gross sales (as such term is defined in the license agreement) on the first $50,000,000 of gross sales, 2% on gross sales between $50,000,000 and $75,000,000 and 1% on gross sales thereafter and 3% of our franchise fees (the latter amount to be donated to charities dedicated to relieving hunger).  He also receives 50% of the net profits from the sale of certain merchandise. Pursuant to the terms of the license agreement, Mr. Yeganeh received 20% of the outstanding stock of our subsidiary Kiosk Concepts, Inc., which manages our franchise operations. In the event of a bona fide sale of all of the stock or assets of the Company Mr. Yeganeh is to receive the lesser of 10% of the sale price less all outstanding liabilities or $10,000,000.  The license agreement with Mr. Yeganeh does not provide for any stated termination provisions.

Current Operations

We sell our soups in two distinct venues and packages.  In the grocery segment, we sell our soups in the Tetra Recart packaging that allows our soups to be displayed in the soup aisles of grocery stores rather than the frozen food aisles.  In the food service segment, we sell our soups in 8 lb. frozen boilable pouches to our franchised restaurants, licensed customers and NYC public school system.

The 8 lb. boilable pouches are slow cooked in small batches using his original recipes and flash frozen to seal in the maximum amount of flavor.  The Tetra Recart soups do not require any refrigeration and have no preservatives added. Our processes enable us to ship Mr. Yeganeh’s famous soups anywhere in the world.

Our subsidiary, The Original SoupMan Inc. markets our “Original SoupMan” soups. and Kiosk Concepts, Inc, an 80% owned subsidiaries of The Original SoupMan Inc., the remaining 20% of which is owned by Mr. Yeganeh, is the entity from which we conduct our franchising operations which collect franchise fees and royalties.

Original Soupman Packaged Soups

With our launching of the SoupMan brand shelf stable Tetra Recart soup in the grocery and supermarket in May 2012, we are now part of the $6 billion US grocery soup category and plan to be able to gain a meaningful portion of that business. The Tetra Cart packaging allows us to sell products in grocery stores that we previously could not sell such as our best selling soup in our restaurants, Lobster Bisque. We believe that many consumers had some difficulty finding our retail product in their local frozen foods section, but that with the shelf-stable, Tetra-Pak it is easy for a consumer to find our famous soups from Al Yeganeh. The elimination of the need for refrigeration also significantly reduces our production, shipping and storage costs. Tetra Recart soups are easier to ship, easier to stock and easier on the environment. Several thousand products around the world have shifted to Tetra Recart and/or Aseptic shelf stable packaging due to its environmentally friendly traits and its being BPA-FREE.

The ability to sell our soups where people look for them in the canned soup aisle, as opposed to the frozen foods section among varied other foods, enables us to offer the same quality, award winning taste and shelf life for less cost and maintain significant profit margins. We believe that this will be the catalyst and inflection point which will propel the SoupMan brand into the mainstream of the national soup retail industry.

Currently, our Tetra Recart packaged soups can be found in the soup aisles of upscale supermarkets and in retail grocery chains.  These 17.3 oz. cartons are a healthy, tasty, nutritious meal and are priced between $2.99 and $3.99. Our current customers include Safeway, HEB, Ingles, Weis, Pathmark, A & P and other major retail chains.

We believe the supermarket industry is currently seeking new product concepts to drive incremental sales and profits in today’s economy.  The Original SoupMan’s marketing strategy is to exceed our customer’s expectations for premium soup products and healthy meat replacements.  Original Soupman targets consumers in the retail landscape that are educated, health and taste conscious, working and have limited time to cook and desire high quality meals for immediate consumption.  We have recently introduced gluten free soups and we plan to introduce an organic soup, lower-sodium soups and recipes for our customers to follow which help stretch the dollar by putting the soup over pasta, rice or potatoes. We plan to target all grocery chains as well as upscale customers such as Whole Foods, Wild Oats and Trader Joe’s as potential clients for those products.

In addition, we plan to expand our branded offering to soup bases, ready to use broths and dry soup mixes to compete in these growing categories with Mr. Yeganeh’s famous recipes which we believe will make his broths and stocks sought after by customers. These products will be priced for grocery and discount stores such as Wal-Mart with significant operating margins for our company.

Franchising

Our entire line of over 40 varieties of “Original SoupMan” soups are sold directly to consumers in Original SoupMan restaurants by franchisees, to whom we sell the bulk soups. We currently have 11 franchise locations (which include five co-branded locations as described below).

Our flagship Original SoupMan delicatessen restaurant model opened in December 2009 at the Mohegan Sun Casino in Connecticut (www.mohegansun.com).  The franchisee of this restaurant is one of the founders of Johnny Rocket’s Hamburgers, Lloyd Sugarman (www.johnnyrockets.com), and a member of our Board of Advisors. Mr. Sugarman brings a wealth of restaurant experience into the Original SoupMan system and we believe he will help our franchise operations system grow efficiently in all aspects. This 650 sq. ft. food court model can experience sales of more than $1,400,000 annually. Mr. Sugarman intends to open his next Original SoupMan restaurant with this food court model at the Mohegan Sun in the Poconos, PA.  This location will put more emphasis on Al’s New York’s Delicatessen & Restaurant and while it will, of course, highlight Original SoupMan soups, we believe the prominent delicatessen signage will attract 24-hour food business.  There are also plans for full seating Al’s NY Delicatessen & Restaurants for casinos and airports with expected sales of up to $4 to $5 million annually.  We have signed an Area Development Agreement with Mr. Sugarman for all the casinos in the U.S. and Canada.

We have identified casinos, airports, theme parks and other tourist locals as our preferred locations for the continued expansion of our franchises, and plan to vigorously pursue marquee destinations for additional franchise store build-outs.

Co-Branded Franchising

We will continue to seek to identify quality partners with whom we can forge a synergistic relationship, whether in the United States and/or Canada, for the purpose of expanding our brand awareness and sales volume. Our co-brand model, where our soups are served together with other franchised food items, such as Tim Horton’s coffee products, is available to professional franchise operators who in the past four years have survived the worst economic climate in their lifetimes and see the urgency in adding consumer traffic and revenue while driving sales more consistently throughout the day. Our dedicated franchise partners agree with the synergy and benefits of co-branding with the Original SoupMan.  We currently have co-branded franchise agreements with the following organizations:

Tim Horton’s (http://www.timhortons.com)
Cold Stone Creamery, Inc. (http://www.coldstonecreamery.com)
Red Mango (http://www.redmangousa.com)
Ranch*1 (http://www.ranch1.com)

Co-branding enables The Original SoupMan to expand more rapidly with existing operators, with less risk, offering our consumers a healthy lunch/dinner with more variety and brand recognition while offsetting the seasonality of our products.

Original SoupMan Licensed Soup Program

We are testing adding our branded Original SoupMan soups as a product in large chains with substantial daily foot traffic and lunch business.  This would only require a License Agreement to purchase our soups but not require fees or royalties.  This program  is targeted towards select successful strategic chains such as Starbuck’s (www.starbucks.com).  We have had multiple meetings with Subway (www.Subway.com)  and Tim Horton’s restaurants (www.timhortons.com) regarding our branded Original Soupman program for their stores in the US and Canada.

In all instances we offer the power of our brand and world famous soups to strategic partners that have thousands of outlets, high traffic and proven success.  We anticipate our licensed soup initiative to become a formidable revenue source for the Company in the coming years, allowing us to take advantage of the scale these national chains provide, as well as providing a platform for which to leverage the strong and established brand awareness these potential partners have with our target consumers.

SoupMan NYC School Lunch Program

Recent studies have concluded that menus in many school lunch programs are too high in saturated fat and cholesterol and lacking in fiber, vegetables and other nutrient-rich foods. The reports show that major changes are needed to encourage the health of our nation’s youth, and to reverse the growing trends of childhood obesity, early-onset diabetes, and hypertension, among other chronic diseases, in children and teens. We have, in cooperation with the NYC Department of Education School Foods, developed a menu of low fat, low calorie menu items that are high in fiber, protein and vegetable nutritionals. We started shipping SoupMan Mexicali Beans in January 2012 as a lunch item to all NYC Schools, at elementary, middle and high school levels in the five boroughs of NYC. There are approximately 860,000 million meals served daily in the NYC School system. We fully anticipate the continued scaling of this program, and have begun discussions with additional school systems across the country including the States of Indiana, Tennessee and Mississippi.

Our Mexicali Bean school lunch is sold  ready to ‘heat n serve’  as a branded Original SoupMan product which is user friendly for the cafeteria employees (no mixing and cooking)and has been well received by the students who consider it a delicious and healthy alternative meal.. In addition, we believe there are many other meals, which we can prepare in a “heat-n-serve” format for schools across the country, and we are currently testing a variety of products and formulations to meet the requirements set forth by the Department of Education. The Company displayed its products at the School Nutrition Association conference www.schoolnutrition.org in July 2012, where Shaquille O’Neal was a featured speaker and Reggie Jackson held a private event for school food buyers from around the country.  In addition, Reggie introduced several new vegetarian items which conform to the new 2012-2013 USDA School Food guidelines including Curried Chick Peas and Stewed Pinto Beans.  Tim Gannon, master chef and co-founder of Outback Steakhouse and SoupMan Director of Culinary, developed these new recipes for the schools which are great tasting, low sodium, low fat and high in dietary fiber.  This conference, which was attended by 3,500 school nutritionist from around the United States, is expected to serve as a catalyst for other school systems to serve SoupMan products. SoupMan can provide more nutritional menu options for their respective students in a unique and fun way utilizing SHAQ, whom the children look up to.  SoupMan has created items including Shaq-A-Noodle soup, Shaq-A-Roni & Meatballs and have Shaq-A-Roni & Cheese in the works.

In addition to Shaq’s efforts, we have established a formal relationship with the ‘nPLAY Foundation to act as one of our sales representative to the schools. ‘nPLAY which is led by professional athletes Grant Hill, Jennie Finch, Gary Player, Paul Pierce and a coalition of 37 professional athletes is dedicated to fight the childhood obesity epidemic in America. Its mission is to support schools across the country to meet the criteria of the Healthier US Schools Challenge (HUSSC).

The HUSSC, which is a USDA program, is a primary component of First Lady, Michelle Obama’s “Let’s Move” campaign. ‘nPLAY has an official partnership with the USDA-Food Nutrition Services to work with schools on their health and wellness so they can meet the criteria of the HUSSC. For every case of soup SoupMan sells to any school thru the sales efforts of ‘nPLAY, 3% of the proceeds will be donated to the ‘nPLAY foundation for its cause which includes buying new cooking equipment for schools that is conducive to healthy cooking.

We have contracted the manufacture and packaging of our bulk soups sold in our restaurants and to our food service accounts with a co-packer who has three facilities and has committed to produce up to 20 million pounds of our soup per year.  They recently completed a $30 Million plant expansion which will increase their capacity by 90 million pounds annually.

E-Commerce and On-Line Distribution

We are a legendary brand with extraordinary awareness. While our distribution channels continue to be built, we maintain an interactive website which allows our loyal SoupMan fans from around the world to purchase our 4 carton soup varieties Tetra Recart soups as well as our collection of licensed merchandise. Our four retail varieties are Lobster Bisque, Chicken Noodle, Lentil Soup and Tomato

High Profile Strategic Brand Champions

We have signed agreements with a trio of American Icons; Yankee great Reggie Jackson; Seinfeld star Jason Alexander; and NBA superstar Shaquille O’Neal.

Reggie Jackson, Mr. October, The Hall of Fame Great, has joined our management team in an advisory capacity to represent our brand in the media, with high profile customers and at trade shows.  Reggie’s high profile and business contracts enable SoupMan to gain high-level meetings with industry leaders.  He is a door opener for our brand and a world-class ambassador for The Original SoupMan.

Jason Alexander played George Costanza in the famous Seinfeld “Soup” episode that portrayed Al Yeganeh’s character.  We intend for him to be our spokesperson to drive sales and awareness and spearhead the marketing of the shelf stable SoupMan product launch.

Shaquille O’Neal is a future NBA Hall of Fame basketball player who is currently the most followed athlete on Twitter with over 4 million followers. This social media mastery is only part of what Shaq brings to the SoupMan team. His business acumen includes being an early investor in Google and Vitamin Water (bought out by Coca-Cola for $4 Billion) as well as starring in his own reality show and selling over a hundred million pair of ‘value-priced’ sneakers under the SHAQ brand in Wal-Mart and other retailers. In addition, Shaq is invested in several restaurant chains and has extensive relationships we believe will be fortuitous in gaining partnerships with national chains for The Original SoupMan in the near future.  We intend for him to lead our marketing campaigns for Tetra Recart as well as the school healthy foods programs.

THE SOUP MARKET

The Food Marketing Institute estimates that U.S. retail sales of premium soup represent a $7.6 billion market in foodservice and restaurants (FMI Website March 11); our goal is to capture at least 2% of that market over the next five years, equivalent to $152 million in wholesale sales and the license strategy was developed to address this opportunity.

Supermarket Stores

The Supermarket industry consists of over 36,500 stores with 2011 total sales of $584.4 billion. (Food Marketing Institute 2012).  In addition, there are over 136,000 grocery stores with similar revenue.  According to Datamonitor, the US soup market is expected to continue to grow at a rate of 2.8% per year between 2009 and 2014.  It is our goal to capture a portion of this market.

Fast-Food Trends

Within the food service industry, fast food represents $182.0 billion of total restaurant sales in 2011. There are approximately 300,000 fast food stores in the U.S. (IBIS World 2010).  People are frequenting fast-food outlets more often and they are spending more money at fast-food outlets.

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

PRICING AND GROSS MARGINS

We sell our “Original SoupMan” franchisees products at an average price of approximately $35 per case which returns average margins of approximately 30%. Our franchisees have signed 20-year contracts with the Company. The 17.3oz Tetra Recart product sells in grocery stores for approximately $2.99-$3.99, depending on the variety of soup and retailer. Our tetra recart soups are competitively priced with the premium packaged soups and we believe taste far superior.

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

We have signed on three brokerage firms to sell our new Tetra Recart soups in the grocery and club store industries.  Advantage Sales & Marketing (http://asmnet.com) represents us in all supermarkets nationally, Wal-Mart, Target stores as well as distributors, convenience stores and drug chains including CVS, Walgreen’s and Rite Aid.  Acosta Sales & Marketing (http://www.acosta.com) handles $1.4 billion in annual sales to Safeway stores and handles us product exclusively at Safeway.  Innovation Sales (http://www.foodmarketingcoop.com) works exclusively selling to Costco and has several full distribution “Kirkland signature” items.

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

PRODUCTS AND OPERATIONS

Our “Original SoupMan” product line consists of all of Al Yeganeh’s soups, which to date is 40 different types, each featuring fresh ingredients and exotic flavors. Mr. Yeganeh and our team developed a proprietary cooking process, unique to the food manufacturing industry, enabling them to produce a line of packaged and frozen gourmet soups of the highest quality. We make all our products from raw materials, initially sautéing primary components, and then gradually adding complementary ingredients.  All of our soups are manufactured and packaged by us or our manufacturers at their facilities and shipped by common carrier or their trucks to the sale destination.

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

In May 2012 we began selling our “Original SoupMan” soups to consumers in grocery stores in the Tetra Recart cartons that allow them to be displayed for the first time on shelves in the canned soup aisle. Not only does the Tetra Recart packaging allow us to eliminate the need to refrigerate our soups and allow our soups to be displayed on the shelves in the soup aisles but soups packaged in Tetra Recart cartons are easier to ship, easier to stock and easier on the environment. We pack Lobster Bisque, Chicken Noodle, Lentil and Tomato Bisque in the Tetra Recart packaging.

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

1. Heinz—Chef Francisco

2. Campbell’s—Stockpot

3. Kettle Cuisine

Branded Marketers (refrigerated, jarred, tetrapaks)

1. Campbell’s—Stockpot, GO Soups, Selects, Chunky and Kettle Soups

2.  Pacific

3.  Hain Food Group—Imagine Soups

4. Blount

5. Harry’s

6. .Wolfgang Puck

Fast Food Chains with Proprietary Soup Sourcing

1.  Hale & Hearty  (local NYC)

2.  Panera Bread (National)

3. Souper Salad (South West)

4. Zoup (Michigan Area)

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

EMPLOYEES

We currently have nine full time employees at our offices in Staten Island, New York. We have written employment agreements with our executive officers. However, all of our employees have signed non-disclosure agreements, protecting the disclosure of our confidential information.

Item 1A.	Risk Factors

RISKS RELATING TO OUR BUSINESS

The food service industry is subject to litigation and adverse publicity concerning food quality, health, and related issues. These could cause customers to avoid our products and could result in liabilities.

Food service businesses can be adversely affected by litigation and complaints from customers or government authorities relating to food quality, illness, injury, or other health concerns or operating issues stemming from one store or a limited number of stores, including stores operated by our franchisees, or stemming from our products. Adverse publicity about any such allegations may negatively affect our Company and our franchisees, regardless of whether the allegations are true, by discouraging customers from buying our products. Because one of our competitive strengths is the premium quality of our soups, adverse publicity relating to food quality or other similar concerns could affect us more than it would food-service businesses that compete primarily on other factors. We could also incur significant liabilities if a lawsuit or claim results in a decision against us, and we could incur significant litigation costs regardless of the result.

We maintain insurance relating to personal injury and product liability in amounts that we consider adequate for the retail food-service industry. While we have been able to obtain insurance in the past, we can give no assurances that we will be able to do so in the future, or if we are able to, whether that insurance will provide adequate coverage. Any successful claim against us in an amount materially exceeding our coverage could adversely affect our operating results.

Our operating results are subject to seasonal fluctuations.

We currently experience seasonal fluctuations in our operating results, as soup is a product that sells more in the fall and winter. In addition, we expect that sales and income from franchisees’ stores based in malls, airports, casinos and comparable locations will mirror customer traffic flow, which tends to increase significantly during the fourth quarter. Due to these factors, the operating results for any three-month period are not necessarily indicative of the results for any subsequent fiscal quarter or for a full fiscal year.

Our success depends on our ability to compete with many food service businesses.

We compete directly with national and regional soup wholesalers, marketers of packaged goods, and regional retail soup chains. In addition, we compete indirectly with many well-established food-service companies, including fast-food restaurants, delicatessens, take-out food service companies, supermarkets, and convenience stores.

Aggressive pricing by our competitors or the entrance of new competitors into our market could reduce our sales and profit margins. Moreover, many of our competitors offer consumers a wider range of products. And many of our competitors or potential competitors have substantially greater financial and other resources than we do, which may allow them to react to changes in pricing and marketing better than we can.

Our franchisees may not be successful in developing and operating stores.

Our growth will depend in part on our ability to attract and retain qualified franchisees and the ability of our franchisees to maximize penetration of their designated markets and to operate their stores successfully. Although we have established criteria to evaluate prospective franchisees, there can be no assurance that our franchisees will have the business abilities or access to financial resources necessary to open our stores or that they will successfully develop or operate these stores in their franchise areas in a manner consistent with our standards.  Financial difficulties of franchisees may also from time to time require us to establish reserves with respect to amounts due.

We might be prevented from using our trademarks.

We believe that our trademarks have significant value and are important in the marketing of our restaurants. Our ability to compete effectively depends, to a significant extent, on our ability to maintain the proprietary nature of our owned and licensed intellectual property. Although our trademarks are currently registered with the United States Patent and Trademark Office and are registered in certain foreign jurisdictions, there can be no assurance that our trademarks cannot be circumvented, that they do not or will not violate the proprietary rights of others, or that we would not be prevented from using our trademarks if challenged.

Our operating results are subject to fluctuation in the price of ingredients and other expenses.

Our operating results will be affected by fluctuation in the price of ingredients for our products, for instance due to bad weather adversely affecting the harvest of a given vegetable. In addition, our business can be affected by fluctuation in other costs.

RISKS RELATING TO OUR COMPANY

We may not be able to continue as a going concern.

The opinion of our independent registered accounting firm for our fiscal years ended August 31, 2012 and August 31, 2011 is qualified subject to substantial doubt as to our ability to continue as a going concern. See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended August 31, 2012.  The Company had a net loss of $6,329,747 and net cash used in operations of $1,604,572 for the year ended August 31, 2012; and has a working capital deficit of $7,874,123 and a stockholders’ deficit of $7,565,912 at August 31, 2012.  These factors raise substantial doubt about the Company’s ability to continuing as a going concern.

Our Company has not yet generated any net income.

Neither our Company nor the company from which we acquired our assets has ever generated any net income. SKI, the company from which we acquired our assets, generated net losses of over $20 million during its five years of operations.  Although we are operating under a much different business model for packaged soups and restaurants than SKI, there can be no assurance that our business model will be able to generate net income.

We have a limited operating history which provides limited reference for you to evaluate our ability to achieve our business objectives.

We were incorporated on December 2, 2008 under the name Passport Arts Inc. On December 15, 2010 we changed our primary focus to the sale of The Original Soupman® soups.  Our company has a limited public operating history, is subject to the risks and uncertainties associated with early stage companies and has historically operated at a loss.  Accordingly, you will have a limited basis on which to evaluate our ability to achieve our business objectives.

We could incur expenses in connection with certain SKI legacy issues.

There can be no assurance that we will not incur expenses involved with any Soup Kitchen International, Inc. (“SKI”) legacy issues, despite the fact that we only acquired the assets and not the equity of Soup Kitchen International, Inc.  As part of the purchase price we guaranteed approximately $3,600,000 of secured debts owed by Soup Kitchen International, Inc. and those assets are still subject to liens on the Soup Kitchen International notes. On May 2, 2011, a proceeding was brought against the Company, certain principals of the Company and other third parties by the bankruptcy trustee for SKI seeking to avoid and/or recover the value of assets of SKI, re-alleging various claims made in the October 26, 2010 action. The Company intends to vigorously defend this action believing them to be wholly without merit, especially in the light of the fact that an independent appraisal was performed prior to the asset transfer to OSM which completely supported the fairness of the asset transfer to OSM in which OSM paid $100,000 in cash, guaranteed secured debt in the amount of $3,670,000, and has since paid $352,907 in respect of SKI payables (including $256,205 owed to Al Yeganeh).  Moreover, an additional independent appraisal was performed by BDO in May of 2012 which showed SKI had no value at the time of the transaction. There was also SKI shareholder approval obtained in connection with the transaction. No assurance, however, can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these actions it could have a material adverse effect on its business and operations.

We need to raise additional capital.

Because we have not yet generated net income and have negative cash flow from operations since inception, with a net loss of $6,329,747 for the year ended August, 31 2012 and a stockholders’ deficit of $7,565,912 as of August, 31, 2012, we need to secure additional capital to enable us to implement our planned marketing, advertising and merchandising strategies. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the promotion of our new shelf stable tetra recart packaging, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  In addition, if our anticipated sales for the next few months do not meet our expectations, our capital resources may not be sufficient to meet our cash flow requirements. To secure additional financing, we may need to borrow money or sell more securities, which may dilute the value of our shares. We may also be unable to secure such additional financing on favorable terms or at all.

We are dependent upon our relationship with Mr. Yeganeh.

We have the exclusive license to use the names, likeness, slogans and recipes of Al Yeganeh in the manufacture and sale of our soups.  We believe that our success is dependent upon the association of our soups with Mr. Yeganeh and expect that our brands will remain closely associated with Mr. Yeganeh.  In fact, the foundation of our marketing efforts has been consumer awareness of our product under the name “Original SoupMan”, which is based upon the fame of Mr. Yeganeh.   Therefore, any negative publicity about Mr. Yeganeh, his soups or his restaurant or his failure to be associated with the Company could have a negative impact on our sales.

The success of our business will depend upon our ability to create brand awareness.

The soup market is already highly competitive, with many well-known brands leading the industry.  Our ability to compete effectively and increase our revenue will be based upon our ability to create awareness of our products distinct from those of our competitors.  We believe that our soups are superior to those of our competitors based upon taste and nutritional value.  Our success will be dependent upon our ability to convey this to consumers.

Our business is dependent upon the active involvement of our executive officers, the loss of which would be difficult to replace.

We are dependent upon the personal efforts and skills of our executive officers, in particular Mr. Casale, Mr. Bertrand, Mr. Rubano and Mr. Rametta.  We have not obtained “keyman” life insurance on any of the lives of our employees.

We have the authority to issue additional shares of stock, which could negatively impact the rights of shareholders.

Our certificate of incorporation authorizes us to issue 75,000,000 shares of common stock and 25,000,000 shares of preferred stock.  Our board of directors has the power to issue shares of preferred stock upon redemption or conversion of the outstanding shares and  to issue new shares of preferred stock that are within our authorized amount but have not yet been issued, without shareholder approval, with such rights, powers, qualifications, limitations, restrictions and preferences as the directors shall determine.

Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock, with dividend, liquidation, conversion, voting or other rights, which could adversely affect the voting power or rights of our other shareholders and thereby reduce the value of their shares.  In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Based upon our current financial position, we do not anticipate that we will be able to pay any cash dividends.

We are subject to regulations regarding the operation of a franchise, which could limit the way we operate our franchise business and cause us to incur costs.

We are currently subject to state regulation with regard to the operation of our franchise business.  Many states have stringent requirements with regard to the operation of franchises that may limit the way we operate our franchise business.  In addition, many states, such as Illinois, require that the franchisor obtain the states approval, prior to operating a franchise business. Often, such approval can only be obtained after incurring the cost of preparing and filing various applications and forms and paying fees.  Therefore, our franchise expansion plans can be delayed or even prevented, if a state should postpone or decline approval of our franchise.

A limited trading market currently exists for our securities and we cannot assure you that an active market will ever develop, or if developed, will be sustained.

There is currently a limited trading market for our securities on the over-the-counter-market. Consequently, we cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

There may be future dilution of our common stock and current shareholders will experience immediate dilution.

If we sell additional equity or convertible debt securities, those sales could result in additional dilution to our shareholders.

Our lack of an independent audit committee and audit committee financial expert at this time may hinder  our board of directors’ effectiveness in fulfilling the functions of the audit committee without undue influence from management and until we establish such committee will prevent us from obtaining a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee nor do we have an audit committee financial expert at this time. Our full board of directors functions as our audit committee and is comprised of two directors, neither of which is considered to be "independent" in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing a company's processes relating to their risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. In addition, no director on our board of directors is considered to be a “financial expert”. An independent audit committee is required for listing on any national securities exchange, therefore until such time as we have an independent audit committee we will be ineligible for listing on any national securities exchange.

Our board of directors acts as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors acts as the compensation committee and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Our lack of an independent compensation committee presents the risk that our executive officer on the board may have influence over his personal compensation and benefits levels that may not be commensurate with our financial performance.

Because our shares are deemed “penny stock,” you may have difficulty selling them in the secondary trading market.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Additionally, if the equity security is not registered or authorized on a national securities exchange that makes certain reports available, the equity security may also constitute a “penny stock.”  As our common stock comes within the definition of penny stock, these regulations require the delivery by the broker-dealer, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock. The ability of broker-dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market would be limited.  As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

Our stock price has been volatile and subject to various market conditions.

The trading price of our common stock has been subject to wide fluctuations. The price of our common stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the nutritional supplement industry, negative publicity, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many dietary and nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock would likely decline, perhaps substantially

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

Item 4.	Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock has traded on the over the counter market under the symbol “SOUP” since February 1, 2011. The following table states the range of the high and low sales prices of our common stock for each of the calendar quarters during the years ended August 31, 2012 and August 31, 2011. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported by OTC Markets on December 13, 2012 was $0.49 per share. As of December, 2012, there were approximately 450 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED AUGUST 31, 2012
Fourth quarter	$1.00	.69
Third quarter	$.94	.63
Second quarter	$1.05	.75
First quarter	$1.65	.95
YEAR ENDED AUGUST 31, 2011
Fourth quarter	$2.10.	1.25
Third quarter	$2.60	2.05
Second quarter	$2.60	2.25
First quarter	$.25	.25

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

Equity Compensation Plan

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended August 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
2010 Stock Incentive Plan	2,050,000		.50	950,000

		$
Equity compensation plans not approved by stockholder	N/A		N/A	N/A
Total	2,050,000		.50	950,000

Recent Sales of Unregistered Securities

For the three months ended November 30, 2011, we issued 250,000 shares of common stock at $1.65 per share for services rendered by two individuals having a fair value of $412,500, based upon the quoted trading price on the date issued. We also issued 10,000 shares of common stock and 1,000 two year warrants exercisable at $1,25/share for $10,000 ($1/unit) to one individual. We also issued 200,000 common shares to one individual upon the exercise of stock options @ $0.50 per share. These securities were issued pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

For the three months ended February 29, 2012, we also issued 97,000 shares of common stock at prices from $0.75 - $1.00 per share to five individuals for services rendered, having a fair value of $78,250 based upon the quoted trading price on the date the shares were issued.  These securities were issued pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

For the three months ended May 31, 2012, we also issued 82,500 shares of common stock at prices from $0.65 - $0.80 per share to four individuals for services rendered having a fair value of $55,500. based upon the quoted trading price on the date the shares were issued. These securities were issued pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

For the three months ended August 31, 2012, we also issued 1,340,689 shares of common stock at prices from $0.70 - $0.85 per share for services rendered, having a fair value of $1,137,383, based upon the quoted closing trading price on the date the shares were issued. The Company also issued 260,000 shares of common stock at prices from $0.70 - $0.90 having a fair value of $210,000 as part of a debt issuance, based upon the quoted closing trading price on the date the shares were issued.  These were treated as a debt discount and are amortized over the life of the loans.  The Company also issued 550,000 shares of common stock with a fair value of $396,000 based on the price of $0.72 per share on the date issued in connection with the Forbearance Agreement entered into in August with Penny hart.  The Company also issued 500,000 shares of common stock for the settlement of debt.  These shares were issued at $0.85 per share which was the quoted trading price on the date issued and had a fair value of $425,000.  All these securities were issued pursuant to Section 4(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 6.	Selected Financial Data

Not applicable because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto for the year ended August 31, 2012  found in this report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks.

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

General

The following analysis of our consolidated financial condition and results of operations for the year ended August 31, 2012 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Report on Form 10-K and the risk factors and the financial statements  and the other information set forth in our Current Reports filed with the Securities and Exchange Commission.

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

On January 31, 2011, we reincorporated in Delaware and changed our name from Passport Arts, Inc. to Soupman, Inc. Thereafter, our stock began trading on the over the counter market under the symbol SOUP.

We currently manufacture and sell soup to grocery chains, the New York City Public School System and other outlets and to our franchised restaurants under the brand name “The Original Soupman”.

Results of Operations - Year ended August 31, 2012

The following table summarizes our operating results for the year ended August 31, 2012 and August 31, 2011

	August 31, 2012	August 31, 2011
Revenue	$1,897,711	$969,945
Cost of Sales	1,502,268	686,745
Gross Profit	395,443	283,200
Operating Expenses	4,863,881	6,388,403
Loss From Operations	(4,468,438)	(6,105,203)
Other Income (Expense)	(1,861,309)	(95,376)
Loss from Discountiued Operations	-	(14,317)
Net Loss	$(6,329,747)	$(6,214,896)

For the year ended August 31, 2012 soup sales accounted for 90% of overall revenues, and franchise revenues accounted for the remaining 10%. Sale of soup for the year ended August 31, 2012 was $1,700,058 or an increase of approximately 104% which was primarily attributable to the introduction of our new Tetra Recart line of soups and also the introduction of the soup line to the New York City school system.  The Tetra Recart line accounted for $489,734 of sales or 26% of revenue.  The New York City school system accounted for $212,397 of sales and 11% of revenue.  Net loss for the year ended August 31, 2012 was $6,329,747 or $0.22 per share (basic and diluted).  This resulted in a net loss increase of $114,851 or 2%  from the year ended August 31, 2011 primarily due to debt financing costs and the reserves set up for notes receivable.

Cost of Sales as a percent of soup revenues was 88% for the year ended August 31, 2012 compared to 83% for the year ended August 31, 2011. Included in the cost are fees for slotting and promotion for the new Tetra Pack to be introduced into stores of $139,082 which accounts for 8% of sales and the write off of obsolete inventory associated with the old frozen retail line of $21,527 which accounts for an additional 1% of sales and early payment discounts of $28,368 or 2%.  Freight and other costs of $111,189 accounted for 7% of sales.

Operating expenses for the year ended August 31, 2012 were $4,863,881 and as a percentage of total revenue was 256% for the year compared to $6,388,403 in operating expenses or 659% of revenue for the year ended August 31, 2011.  These operating expenses for the year ended August 31, 2012 include 1,991,296 of expenses for the issuance of shares and stock options; $1,102,030 for payroll, payroll taxes and benefits; $734,638 in professional fees which include legal, accounting, strategic planning, public relations and branding and marketing, $270,377 for the promotion of our products excluding slotting fees, royalty fees of $225,000, business travel of $137,797 and insurance expense of $100,048.

Other expense of $1,861,309 for the year ended August 31, 2012 we up $1,765,933 from last years $95,376.  This increase was due to costs associated with debt financing and derivative liabilities in the amount of $516,142; allowances taken for the possible non collection of notes receivable and franchise advances in the amount of $634,846; cost of common stock of $396,000 issued for the signing of a forbearance agreement  and interest on notes payable $337,679.

Liquidity and Capital

	As of August 31, 2012	As of August 31, 2011
Current assets	$480,661	$541,070
Current liabilities	$8,354,784	$6,015,960
Working capital (deficit)	$(7,874,123)	$(5,474,890)

At August 31, 2012, we had cash and cash equivalents of $174,315 as compared to $343,927 at August 31, 2011.  Since August 31, 2012, we have raised additional capital of $569,000 through the issuance of  notes.  The working capital deficit at August 31, 2012 of $7,874,123 and as of August 31, 2011 of $5,474,890 is an increase of $2,399,233. The increase is attributable to an increase in accounts payable and accrued liabilities of $920,861, an increase in net debt of $904,470 and an increase in derivative liabilities associated with the convertible notes payable and warrants of $513,493.It should also be noted that included in the current liabilities as at August 31, 2012 and 2011 are the current liabilities of Soup Kitchen International, Inc. as that company is included in the Soupman, Inc. statements (see note 1 Variable Interest Entities to the Soupman, Inc. and subsidiaries and Soup Kitchen International, Inc. Financial Statements). Those current liabilities include notes payables (guaranteed by Soupman, Inc.) in the amount of $3,242,613 accounts payable of $1,139,281 and accrued liabilities of $54,843. Without the current liabilities of Soup Kitchen International, Inc., the working capital deficit as of August 31, 2012 would be $3,436,385.

For the year ended August 31, 2012 cash used in operating activities was $1,604,572 as compared to $2,112,394 for the year ended August 31, 2011.  Our primary uses  of cash from operating activities for the year ended August 31, 2012 were losses from operations offset by increases in share based payments, stock issued for services, allowances taken on notes receivable , charges from derivative liabilities and stock issued for the forbearance agreement.

Net cash used in investing activities for the year ended August 31, 2012 was $4,869, predominantly from the purchase of property and equipment.  This compares with net cash provided by investing activities of $482,151 for the year ended August 31, 2011 which was from the cash acquired in the merger.

Net cash provided by financing activities for year ended August 31, 2012 was $1,439,829 which included $1,861,249 from the issuance of convertible notes offset by $465,420 used for the repayment of debt.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of $7,565,912 through August 31, 2012 and have incurred a net loss of $6,329,747 for the year ended August 31, 2012.   We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At August 31, 2012, we had short term debt of $4,608,775 and a working capital deficit of $7,565,912.   These factors raise substantial doubt about our ability to continue as a going concern. . The opinion of our independent registered accounting firm for the fiscal year ended August 31, 2012 is unqualified, however the opinion does state that there is substantial doubt as to our ability to continue as a going concern. During the year ended August 31, 2012, we raised $1,971,249 (net of expenses) from the issuance of our common stock, warrants, options and the issuance of notes and since then we have raised an additional $569,000 from the issuance of notes..  Our debt in the amount of $4,608,775 includes a guarantee of Soup Kitchen International Inc’s debt in the amount of $3,242,613 part of which is past due.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the promotion of our new shelf stable Tetra Pak, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Our current negative cash flow rate is approximately $100,000 per month.  We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.   If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

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

To the Board of Directors:
Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.

We have audited the accompanying consolidated balance sheets of Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc., (the “Company”) as of August 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 16 to the consolidated financial statements, the Company has a net loss of $6,329,747 and net cash used in operations of $1,604,572 for the year ended August  31, 2012; and has a working capital deficit of $7,874,123, and a stockholders’ deficit of $7,565,912 at August 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 16.

Berman & Company, P.A.

Boca Raton, Florida
December 14, 2012

551 NW 77th Street Suite 201 ● Boca Raton, FL 33487
Phone: (561) 864-4444 ● Fax: (561) 892-3715
www.bermancpas.com ● info@bermancpas.com
Registered with the PCAOB ● Member AICPA Center for Audit Quality
Member American Institute of Certified Public Accountants
Member Florida Institute of Certified Public Accountants

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Balance Sheets

	August 31, 2012	August 31, 2011

Assets

Current Assets
Cash	$174,315	$343,927
Accounts receivable - net	279,872	134,242
Prepaid expenses and other	26,474	56,901
Note receivable - other	-	6,000
Total Current Assets	480,661	541,070

Property and equipment - net	27,355	33,418

Other Assets
Accounts receivable - related parties - net	2,799	18,614
Notes receivable - franchisees - related parties	-	662,141
Due from franchisee	5,742	5,742
Debt issue costs	191,358	-
Intangible assets - net	48,769	67,690
Other assets	32,188	4,800
Total Other Assets	280,856	758,987

Total Assets	$788,872	$1,333,475

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,889,330	$2,072,726
Accounts payable and accrued liabilities - related parties	224,436	120,179
Debt - net	4,608,775	3,704,305
Deferred franchise revenue	118,750	118,750
Derivative liabilities	513,493	-
Total Current Liabilities	8,354,784	6,015,960

Equity
Series A convertible preferred stock, par value $0.001; 2,500,000 shares authorized; 1,200,266 and 1,523,033 issued and outstanding (liquidation preference of $1)	1,200	1,523
Common stock, par value $0.001; 75,000,000 shares authorized; 30,904,790 and 27,291,834 issued and outstanding	30,905	27,292
Additional paid in capital	5,053,684	1,610,654
Accumulated deficit	(12,079,451)	(5,870,418)
Total stockholders' deficit	(6,993,662)	(4,230,949)
Noncontrolling interests	(572,250)	(451,536)
Total deficit	(7,565,912)	(4,682,485)

Total Liabilities and Stockholders' Deficit	$788,872	$1,333,475

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Operations

	Year Ended August 31,
	2012	2011

Sales
Soup sales - net	$1,700,058	$831,354
Franchise royalties	197,653	138,591
Total sales	1,897,711	969,945

Cost of sales	1,502,268	686,745

Gross profit	395,443	283,200

Operating expenses:
General and administrative	4,638,881	6,219,653
Royalty	225,000	168,750
Total operating expenses	4,863,881	6,388,403

Loss from operations	(4,468,438)	(6,105,203)

Other income (expense)
Interest income	36,183	-
Other income	14,875	88,639
Interest expense	(872,210)	(196,015)
Allowance taken on notes receivable franchisee	(70,084)	-
Allowance taken on notes receivable franchisees - related parties	(485,772)	-
Allowance taken on franchise receivable - related party	(78,990)	-
Loss on debt extinguishment	(340,927)	-
Prepayment of debt penalty	(49,250)	-
Forbearance agreement	(396,000)	-
Derivative expense	(11,715)	-
Change in fair value of derivative liabilities	366,067	-
Gain on write-off of accounts payable	26,514	-
Gain on sale of equipment	-	12,000
Total other income (expense) - net	(1,861,309)	(95,376)

Loss from continuing operations	(6,329,747)	(6,200,579)

Loss from discontinued operations	-	(14,317)

Net loss including nocontrolling interest	$(6,329,747)	$(6,214,896)
Less: net loss attributable to noncontrolling interest	(120,714)	(94,693)
Net loss attributable to Soupman	(6,209,033)	(6,120,203)

Basic and diluted loss per common share:
Continuing operations	$(0.22)	$(0.33)
Discontinued operations	$-	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	28,357,988	18,552,350

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statement of Stockholders 'Deficit
Years Ended August 31, 2012 and 2011

	Preferred Stock		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, August 31, 2010	-	$-	3,893,600	$3,894	$11,131	$249,785	$(356,843)	$(92,033)

Issuance of preferred and common stock in merger	1,987,783	1,988	14,004,230	14,004	(15,992)	-	-	-

Issuance of common stock for convertible debt and accrued interest in merger	-	-	4,830,254	4,830	4,825,424	-	-	4,830,254

Debt forgiveness - related party - in merger	-	-	-	-	106,698	-	-	106,698

Net equity of subsidiaries acquired in merger	-	-	-	-	(9,337,629)	-	-	(9,337,629)

Issuance of common stock and warrants for cash ($1/share)	-	-	2,319,000	2,319	2,316,681	-	-	2,319,000

Cash paid as direct offering cost	-	-	-	-	(120,000)	-	-	(120,000)

Issuance of common stock for services ($1.25 - $2.25/share)	-	-	1,780,000	1,780	3,351,720	-	-	3,353,500

Conversion of preferred stock to common stock	(464,750)	(465)	464,750	465	-	-	-	-

Stock based compensation	-	-	-	-	472,621	-	-	472,621

Net loss	-	-	-	-	-	(6,120,203)	(94,693)	(6,214,896)

Balance, August 31, 2011	1,523,033	1,523	27,291,834	27,292	1,610,654	(5,870,418)	(451,536)	(4,682,485)

Conversion of preferred stock to common stock	(322,767)	(323)	322,767	323	-	-	-	-

Stock based compensation	-	-	-	-	306,663	-	-	306,663

Stock options exercised for cash ($0.50/share)	-	-	200,000	200	99,800	-	-	100,000

Issuance of common stock for services rendered and reduction of accrued payroll - related parties ($0.65 - 1.65/share)	-	-	1,770,189	1,770	1,681,863	-	-	1,683,633

Issuance of common stock for forbearance agreement ($0.72/share)	-	-	550,000	550	395,450	-	-	396,000

Issuance of common stock for settlement of debt ($0.85/share)	-	-	500,000	500	424,500	-	-	425,000

Issuance of common stock on notes payable ($0.70 - $0.90/share)	-	-	260,000	260	209,740	-	-	210,000

Issuance of common stock and warrants for cash ($1/share)	-	-	10,000	10	9,990	-	-	10,000

Warrants issued as debt issue costs	-	-	-	-	126,346	-	-	126,346

Debt discount - beneficial conversion feature	-	-	-	-	71,333	-	-	71,333

Reclassification of derivative liability to additional paid in capital	-	-	-	-	117,345	-	-	117,345

Net loss	-	-	-	-	-	(6,209,033)	(120,714)	(6,329,747)

Balance, August 31, 2012	1,200,266	$1,200	30,904,790	$30,905	$5,053,684	$(12,079,451)	$(572,250)	$(7,565,912)

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Cash Flows

	Year Ended August 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(6,329,747)	$(6,200,579)
Net loss from discontinued operations	-	(14,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	78,887	89,945
Bad debt expense - related party	28,792	-
Depreciation	10,745	26,375
Amortization of intangibles	18,921	13,478
Amortization of debt discount	521,508	-
Amortization of debt issue cost	12,988	-
Allowance taken on notes receivable franchisee	70,084	-
Allowance taken on notes receivable franchisees - related parties	485,772	-
Allowance taken on franchisee receivable - related party	78,990	-
Stock issued for services	1,541,400	3,353,500
Loss on debt extinguishment	340,927	-
Prepayment of debt penalty	49,250
Stock issued for forbearance agreement	396,000	-
Derivative expense	11,715	-
Change in fair market value of derivative liabilities	(366,067)	-
Gain on write-off of accounts payable	(26,514)	-
Gain on sale of equipment	-	(12,000)
Stock based compensation	306,663	472,621
Changes in operating assets and liabilities:
Discontinued operations	-	551
(Increase) Decrease in:
Accounts receivable	(224,517)	233,139
Accounts receivable - related party	(12,977)	(18,614)
Other assets	(27,388)	-
Prepaid expenses	30,427	(56,901)
Increase (Decrease) in:
Accounts payable and accrued liabilities	1,295,312	(119,771)
Accounts payable and accrued liabilities - related parties	104,257	120,179
Net Cash Used in Operating Activities	(1,604,572)	(2,112,394)

Cash Flows From Investing Activities:
Cash acquired in merger	-	581,796
Proceeds from notes receivable - franchisees	192,582	-
Proceeds from note receivable - other	6,000	-
Proceeds from sale of equipment	-	6,000
Advances to franchisees	(198,769)	(77,242)
Purchase of property and equipment	(4,682)	(28,403)
Net Cash (Used in) Provided by Investing Activities	(4,869)	482,151

Cash Flows From Financing Activities:
Proceeds from issuance of notes	1,861,249	-
Repayment of debt	(465,420)	(224,830)
Proceeds from exercise of stock options	100,000	-
Proceeds from issuance of common stock and warrants	10,000	2,319,000
Cash paid for direct offering costs of convertible notes payable and issuance of common stock	(66,000)	(120,000)
Net Cash Provided by Financing Activities	1,439,829	1,974,170

Net increase (decrease) in cash	(169,612)	343,927

Cash at beginning of period	343,927	-

Cash at end of period	$174,315	$343,927

Supplemental disclosures of cash flow information:
Cash paid for interest	$269,546	$150,067
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Reduction of accrued payroll - related party and related reduction of due from franchise - related party	$33,482	$-
Reduction of accrued payroll through issuance of common stock - related parties	$142,233	$-
Reclassification of derivative liability to additional paid in capital	$117,345	$-
Debt discount recorded on convertible debt	$715,596	$-
Common stock issued to settle debt	$425,000	$-
Common stock issued in connection with debt financing - treated as debt discount	$210,000	$-
Warrants issued and treated as debt issuance cost	$126,346	$-
Accrued direct offering costs	$12,000	$-
Exchange of convertible debt and accrued interest into common stock	$-	$4,830,254
Issuance of preferred stock and common stock in merger	$-	$15,992
Forgiveness of debt - related party	$-	$106,698
Conversion of preferred stock to common stock	$323	$465
Note receivable on sale of equipment	$-	$6,000

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

Note 1 Description of Business

Passport Arts, Inc. (“PPOR” or the “Company”) was incorporated in the State of Nevada on December 2, 2008 and sold art from an on-line gallery. On January 31, 2011, PPOR reincorporated in Delaware, and changed its name to Soupman, Inc.

On December 15, 2010, the Company ceased its art sales business; as a result, for the year ended August 31, 2011, the Company reported its net income from this business as discontinued operations.

On December 15, 2010, PPOR acquired The Original Soupman, Inc. (“OSM”) and OSM’s wholly-owned subsidiary, International Gourmet Soups, Inc. (“IGS”) which owns 80% of Kiosk Concepts, Inc. (“Kiosk”), collectively “the Company”.

The Company manufactures and sells a variety of soups to grocery chains and franchisees.

Fiscal Year

The Company’s fiscal year-end is August 31.

Note 2 Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Soupman, Inc. and its wholly owned subsidiaries and subsidiaries in which it has a controlling interest. The Company reports non-controlling interests in one of its subsidiaries as a component of equity separate from the Company’s equity. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassification

The Company has reclassified certain prior year amounts to conform to the current year’s presentation. As part of these reclassifications, the Company changed the 2011 equity section of its financial statements to break out non-controlling interests, which was not properly classified for the year ended August 31, 2011. These reclassifications had no material effect on the financial position, results of operations or cash flows for the years presented.

Uses of Estimates

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-conforming events. Accordingly, actual results could differ significantly from estimates.

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.  These conditions may limit our access to capital. See Note 16 – Going Concern.

The Company has experienced, and in the future expects to continue to experience, variability in its sales and earnings.  The factors expected to contribute to this variability include, among others, (i) the uncertainty associated with the success of franchisees, (ii) the cyclical nature of the soup business, (iii) general economic conditions and (iv) the related volatility of prices pertaining to the cost of sales.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution(s). The balance at times may exceed federally insured limits; at August 31, 2012 and 2011, respectively, the balances exceeded the federally insured limit by $9,183 and $0, respectively. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Asset	Life
Vehicles	5 years
Equipment	5-7 years
Furniture and fixtures	5 years

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken during the years ended August, 31, 2012 and 2011, respectively.

Intangible Assets

Amortization of identifiable intangible assets is provided utilizing the straight-line method over the estimated useful lives of the respective assets.

Intangible assets are reviewed quarterly for impairment or if indicators of potential impairment exist.  There were no impairment charges taken during the years ended August 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

●
Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●
Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

The following are the major categories of liabilities measured at fair value on a recurring basis as of August 31, 2012 and 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	2012	2011
Derivative Liabilities (Level 3)	$513,493	$-

The Level 3 valuation relates to derivative liabilities measured using management's estimates of fair value as well as other significant inputs, such as volatility and risk free interest rate, which may be unobservable. See Note 9.

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, prepaid expenses, accounts payable and accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of August 31, 2012 and 2011, respectively, due to the short-term nature of these instruments.

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

Once derivative liabilities are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as a change in fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes pricing model.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument. The discount is amortized to interest expense over the life of the debt.

Debt Issue Costs and Debt Discount

The Company may pay debt issue costs, and record debt discounts in connection with raising funds through the issuance of convertible debt.  These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debt issued, the Company provides the debt holder with an original issue discount.  The original issue discount is recorded to debt discount, reducing the face amount of the note and is amortized to interest expense over the life of the debt.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non- employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

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

The Company recognizes sales when products are received by the customer and the risk of ownership is transferred. The Company does not maintain inventory.

Revenues from individual franchise sales are recognized when substantially all significant services to be provided by the Company have been performed.  There were no franchise sales during the years ended August 31, 2012 and 2011.

Royalty fees are charged to the franchisee at 5% of the franchisee's gross sales and recorded when charged.

Sales discounts and promotions, such as “buy one, get one free”, and slotting fees are netted against soup revenue.

The Company does not offer a right of return.

The Company charges its franchisees an advertising fee equal to ½% of their sales revenue and initially carries this fee as a liability (deferred income), which is included as a component of accounts payable and accrued liabilities. This advertising fee is included in revenue once the Company performs by completing the respective advertisement(s).

Cost of Sales

Cost of sales represents costs directly related to the production and third party manufacturing of the Company’s products.

Shipping and Handling

Soup sold is typically shipped directly to the customer from the third party manufacturer; costs associated with shipping and handling is shown as a component of cost of sales.

Advertising

The Company expenses advertising costs when incurred.

Advertising expensed for the years ended August 31, 2012 and 2011 is as follows:

	2012	2011
Advertising	$23,377	$698

Earnings (Loss) Per Share

Basic earnings/loss per share (“EPS”) is computed by dividing net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants), and convertible debt, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

The Company has the following potential common stock equivalents at August 31, 2012 and 2011:

	2012	2011
Stock options (exercise price - $0.50 - $0.75/share)	1,975,000	2,035,000
Warrants (exercise price $0.80- $1.25/share)	1,952,135	785,740
Convertible Series A preferred shares (exercise price $0.001/share)	1,200,266	1,523,033
Convertible debt - derivatives liabilities (exercise price $0.41 - $1/share)	2,556,016	-
Total common stock equivalents	7,683,417	4,343,773

Certain of the outstanding convertible debt and warrants contain ratchet provisions that would cause variability in the exercise price at the balance sheet date.  As a result, common stock equivalents may change at each reporting period.

The Company reflected a net loss for the years ended August 31, 2012 and 2011; therefore, the effect of considering any common stock equivalents would have been anti-dilutive; consequently, a separate computation of diluted earnings (loss) per share is not presented.

Segments

The Company operates in only one segment.

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

On December 29, 2009, OSM purchased all of the assets of Soup Kitchen International, Inc. and its subsidiaries (“Soup Kitchen”) for $100,000 and guaranteed $3,670,000 of Soup Kitchen’s secured debt.  In addition, OSM agreed to pay Soup Kitchen royalties of 1% of all of OSM sales for five years (through 2014), which will represent substantively all of Soup Kitchen’s revenue. See Note 8(C) regarding amounts still under guarantee.

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

Non-controlling Interest

In December 2009, OSM acquired 80% of Kiosk, which it reported the third party’s 20% as a noncontrolling interest. As part of the Company’s merger in December 2010 with OSM, the Company began to report this noncontrolling interest on its financial statements.

Concentrations

Accounts Receivable

The following table shows significant concentrations in our accounts receivable at August 31, 2012 and 2011.

	2012	2011
A	17%	1%
B	11%	-
C	10%	-
D	10%	-
E	7%	37%

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

Vendors

The following table shows significant concentrations in our purchases for the years ended August 31, 2012 and 2011.

	2012	2011
A	73%	99%
B	27%	-

Sales

The following table shows significant concentrations in our revenues for the years ended August 31, 2102 and 2011.

	2012	2011
A	41%	55%
B	15%	-
C	-	19%

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s consolidated financial statements.

Note 3 Accounts Receivable / Accounts Receivable - Franchisee – Related Parties

In connection with certain debt financings, all accounts receivables serve as collateral; see Note 8(C).

Accounts receivable consisted of the following at August 31, 2012 and 2011.

	2012	2011
Accounts receivable	$298,659	$198,385
Allowance for doubtful accounts	(18,787)	(64,143)
Accounts receivable – net	$279,872	$134,242

Related-parties accounts receivable consisted of the following at August 31, 2012 and 2011.

	2012	2011
Accounts receivable	$31,591	$18,614
Allowance for doubtful accounts	(28,792)	-
Accounts receivable – net	$2,799	$18,614

At August 31, 2012, the Company took an allowance against its related-party accounts receivable of $28,792 for accounts over 90 days.

At August 31, 2012, the Company has a franchise receivable from a related party of $78,990; however due to the uncertainty of collectability, namely continuing losses and poor cash flows from franchise locations, the Company also placed a reserve of $78,990 against this amount, leaving a net franchise receivable of $0.

Note 4 Prepaid Expenses

Prepaid expenses consist of the following as of August 31, 2012 and 2011.

	2012	2011
Prepaid insurance	$25,359	$46,756
Prepaid other	1,115	1,000
Prepaid public relations	-	9.145
Prepaid expenses – net	$26,474	$56,901

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

Note 5 Property and Equipment

Property and equipment consist of the following at August 31, 2012 and 2011.

	2012	2011
Vehicles	$11,843	$18,219
Equipment	21,843	17,161
Furniture and fixtures	12,410	12,410
Total	46,096	47,790
Less: accumulated depreciation	(18,741)	(14,372)
Property and equipment – net	$27,355	$33,418

Note 6 Notes Receivable – Franchisees – Related Parties

The Company has advanced funds to certain related-party franchisees to complete renovations and help with operating expenses in better performing locations. Related parties who own these franchisees are the Senior VP of Franchise Development and a family member of one of the Company’s subsidiaries executive officers. On November 1, 2011, the Company executed 7% notes receivable with these franchisees for $485,772, maturing on October 31, 2018.

Monthly interest only payments from the franchisees are approximately $4,100, until November 1, 2012, when the franchisees will begin to pay principal and interest. The aggregate monthly principal and interest payments will be approximately $12,000, unless the location is closed or sold, at which time, the note will become due.

All franchisees are current with their interest only payments and no principle payments are due as of August 31, 2012.

On November 18, 2011, one location was sold to a third party. A payment of $143,482 was received and a 5% note receivable for $73,333 was executed with the purchaser of that franchise. The note matures on November 18, 2016; the balance as of August 31, 2012 was $70,084.

The company has recorded a $555,856 reserve against these notes in their entirety as of August 31, 2012 due to the uncertainty of future collections based on the poor performance and poor cash flows generated at franchise locations; however, the Company still plan on pursuing collections of this amount.

The following is a summary of amounts due from franchisees to the Company at August 31, 2012 and 2011.

	2012	2011
Total notes receivable – franchisees – related parties	$485,772	$662,141
Less: Allowance for uncollectibility	(485,772)	-
Notes receivable – franchisees – related parties	-	662,141

Notes receivable – franchise	70,084	-
Less: Allowance for uncollectibility	(70,084)	-
Total notes receivable franchisee	$-	$-

Note 7 – Intangible Assets

Intangible assets consist of the following at August 31, 2012 and 2011.

	2012	2011
Soup formulas	$27,418	$27,418
Recipes	53,750	53,750
Total	81,168	81,168
Less: accumulated amortization	(32,399)	(13,478)
Intangible assets-net	$48,769	$67,690

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

The estimated useful lives of the Company’s intangible assets are as follows:

Intangible Asset	Life
Soup formulas	5 years
Recipes	4 years

The estimated future amortization expense of intangible assets for the years ended August 31 is as follows:

Fiscal Year ended August 31,	Amount
2013	$18,921
2014	18,921
2014	9,344
2015	1,583
Total	$48,769

Note 8 – Debt

Debt consists of the following at August 31, 2012 and 2011:

	2012	2011
A. Convertible debt – Unsecured – Derivative Liabilities	$570,250	$-
Less : debt discount	(140,822)
Convertible debt - net	429,428

B. Convertible debt – Unsecured	650,000	-
Less : debt discount	(263,266)
Convertible debt - net	386,734

C. Notes - Secured	3,242,613	3,641,922

D. Notes – Unsecured	550,000	62,383

Total debt	$4,608,775	$3,704,305

Debt in default consists of secured and unsecured notes totaling $1,646,768 and $1,384,268 at August 31, 2012 and 2011, respectively.

The corresponding debts above are more fully discussed below:

(A)           Convertible Debt – Unsecured – Derivative Liabilities

During the year ended August 31, 2012, the Company issued convertible unsecured debt and warrants that had an embedded conversion feature; there was no such convertible debt for the year ended August 31, 2011. The convertible debt includes the following terms:

		August 31, 2012
Interest Rate		8%
Default interest rate		N/A
Maturity	August 3, 2012 to February 14, 2013

Conversion terms 1	58% of the average of the lowest 3 trading days prior to the conversion date	$199,000
Conversion terms 2	Fixed conversion price of $1.00	732,250
		$931,250

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above. In addition the Company issued 183,063 3-year warrants in connection with these convertible notes.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

The Company classifies embedded conversion features in these notes and warrants as a derivative liability due to the existence of anti-dilution provisions in the form of a ratchet feature; see Note 9. These notes will automatically convert into common shares of the Company upon the Company raising $2 million or more in additional funding, on the same terms and conditions as provided to the new investor(s).

During the years ended August 31, 2012 the Company repaid $147,750 of its convertible unsecured debt - derivative liability and paid an early payment penalty of $49,250, which is shown on the Company’s consolidated statement of operations as a loss entitled “Prepayment of debt penalty.”

Balance - August 31, 2011	$-
Borrowings during the year ended August 31, 2012	931,250
Reclassification from convertible to unsecured demand notes	(262,500)
Repayment of convertible debt	(147,750)
Loss on debt penalty	49,250
Balance – August 31, 2012	$570,250

(B)           Convertible Debt – Unsecured

During the year ended August 31, 2012 the Company issued convertible debt; there was no such convertible debt for the year ended August 31, 2011. The convertible debt includes the following terms:

Interest Rate		12%
Default interest rate		N/A
Term	1 year
Maturity	August 3, 2013 to August 20, 2013
Conversion terms	Fixed conversion price of $0.75	650,000

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above. In addition the Company recorded $71,333 as a beneficial conversion feature. In addition, the Company issued 260,000 shares of its common stock in connection with these convertible notes (which was recorded as debt discount); see note 8(E). Debt holders are also entitled to receive 12,500 shares per $100,000 invested should their loans not be repaid within 3 months from the date of the loan; see Note 17 for shares issued under these terms.

In connection with these borrowings, the company incurred debt issue costs of $204,346 of which $12,988 was amortized during the year ended August 31, 2012; the remaining balance of $191,358 will be amortized in fiscal year 2013.

Should the Company raise $1 million in this series of notes ($650,000), all debt holders of this series of notes could receive either a portion (not to exceed the full amount) of their investment or the full amount of their investment back prior to maturity based on additional funding. The amount received shall be either 8% of the then funded amount (if additional funding is less than $3 million) or an amount equal to 100% of their investment plus accrued interest if the addition funding is in excess of $3 million. To date, the amount raised under this investment has not exceeded $1 million; therefore no amounts are due investors.

In addition, in the event the Company defaults on these loans (defined as nonpayment of note within three months after maturity) debt holders at their option, may convert the amount then due (including accrued interest) into common shares of the Company at a 35% discount to the average of the then lowest three days closing prices for the then preceding 20 days. As of the date of this filing, no notes were in default; however should the Company default on these notes, they will be treated as a derivative liability.

Convertible debt consists of the following activity and terms:

Balance - August 31, 2011	$-
Borrowings during the year ended August 31, 2012	650,000
Repayment of convertible debt	-
Balance – August 31, 2012	$650,000

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

(C)           Notes - Secured

Secured notes consist of the following activity and terms:

		Interest Rate	Maturity
Balance - August 31, 2010	$-		August 31, 2011 - September 1, 2012
Debt acquired in merger with OSM	3,618,421
Repayment of debt	(196,737)
Accrued interest	220,238	7% - 11.75%
Balance - August 31, 2011	$3,641,922		August 31, 2012 -September 1, 2013
Repayment of debt	(262,787)
Accrued interest	288,479	7% - 12.75%
Conversion of debt to common stock	(425,000)
Balance – August 31, 2012	$3,242,613

During the years ended August 31, 2012 and 2011, respectively, the Company accrued $288,479 and $220,238, respectively in interest on its secured debt, which is shown as a component of debt.

In May, 2011 the Company entered into a 13-month forbearance agreement with a secured debt holder to avoid default. As part of the agreement, the Company was to reserve 500,000 of its common shares for the benefit of the debt holder. In August 2012, the Company entered into a second 13-month forbearance agreement with the same debt holder (representing $1,604,943 of the Company’s secured debt.) The debt holder received 550,000 shares of the Company’s common stock, having a fair value of $396,000 ($0.72/share) based on the quoted closing trading price of the Company’s stock on the date of the forbearance, which was charged to other expense; the debt holder also received the 500,000 shares (which were previously reserved for the benefit of the debt holder), having a fair value of $425,000 ($0.85/share) based on the closing price of the Company’s stock, which was recorded to debt.  Per the second forbearance agreement, proceeds from the debt holder’s sale of the original 500,000 shares will reduce the amount owed the by the Company to the debt holder dollar-for-dollar but not to exceed the total amount of the debt. The Company will review the debt holder’s sales of these shares on a quarterly basis, and may either decrease or increase the Company’s recorded debt based on the dollar amount received from the stock sales, offsetting the aggregate as either a gain on or loss from debt settlement.

The remaining $1,346,768 of the secured notes (the 7% note) represents an amount owed to one of the company’s co-packers and is in default.

Secured notes are secured by all the assets of the Company.

The total amounts owed to both secured debt holders represent amounts owed by SKI which were guaranteed by the Company; see Note 2 - VIE.

(D)           Notes - Unsecured

Unsecured notes consist of the following activity and terms:

Debt acquired in merger with OSM	$90,476
Repayment of debt	(28,093)
Balance - August 31, 2011	62,383	N/A	On demand
Borrowings during the year ended August 31, 2012	280,000
Reclassification from convertible to demand debt	262,500
Repayment of debt	(54,883)
Balance – August 31, 2012	$550,000

During the year ended August 31, 2012, the Company reclassified convertible debt that had past its maturity date to unsecured due-on-demand debt.

Unsecured notes at August 31, 2012 consist of the following:

Amount	Information	Status
$262,500	Represented convertible debt not paid by maturity date	In default
$240,000	Represented debt extinguished and reissued (See Note 9)	In default
$10,000	Represents an advance from a third party.	Due on demand
$37,500	The Company is in litigation regarding this debt; see Note 13.	Due on demand

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

(E)           Debt discount

For the year ended August 31, 2012, the Company recorded debt discounts totaling $925,596. The Company had no debt discount for the year ended August 31, 2011.

Debt discount consists of $644,263 related to notes that contained embedded conversion options that are required to be bifurcated and reported at fair value (see Note 8 (A)) and, $281,333 related to convertible debt that contained a beneficial conversion feature (see Note 8(B)).

August 31, 2012
Total outstanding debt	$5,012,863
Debt discount	(925,596)
Amortization of debt discount to interest expense	521,508
Debt – net	$4,608,775

The Company’s remaining debt discount of $404,088 will be fully amortized in 2013.

The Company recorded debt discount relating to its derivative liabilities to the extent of gross proceeds raised in its debt financing transactions, and immediately expensed the remaining value of the derivative if it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $11,715 for the year ended August 31, 2012.

Note 9 – Derivative Liabilities

The Company identified conversion features embedded within convertible debt and warrants issued during the year ended August 31, 2012 (see Note 8(A)).

The fair value of the Company’s derivative liabilities at August 31, 2012 is as follows; the Company had no derivative liabilities for the year ended August 31, 2011.

2012
Fair value at the commitment date for convertible notes	$404,194
Fair value at the commitment date for warrants issued	251,784
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(117,345)
Loss on debt extinguishment	340,927
Fair value mark-to-market adjustment	(366,067)
Derivative liabilities– August 31, 2012	$513,493

Modification of underlying debt

During the year ended August 31, 2012, the Company negotiated modifications to five of its underlying unsecured convertible notes, all of which had an embedded conversion feature. For each modification, the Company compared the value of both the old and new convertible debt as well as the fair value of the warrants granted in the modification.  The Company determined that the present value of the cash flows associated with the new convertible debt and warrant instruments exceeded the present value of the old convertible debt and warrants by more than 10%, which resulted in the application of extinguishment accounting.

The modification to the notes was to extend the maturity dates of the notes only. All notes were originally 4-month notes, and were extended for an additional four months, then again extended for an additional 3-4 months. With each extension, the Company issued the note holder additional warrants; in total 610,500 3-year warrants to purchase the Company’s stock at $0.80 per share were issued in addition to the 178,500 warrants issued with the original debt.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

The fair value at the commitment and re-measurement dates for convertible debt and warrants that are treated as derivative liabilities with embedded conversion features were based upon the following management assumptions for the year ended August 31, 2012:

	Commitment Date	Re-measurement Date
Exercise price	$0.40 - $1.00	$0.41 - $1.00
Expected dividends	0%	0%
Expected volatility	105% -142%	107%-120%
Expected term: convertible debt and warrants	6 months – 3 years	0.02 – 2.95 years
Risk free interest rate	0.10% - 0.43%	0.03% - 0.43%

Note 10 Deferred Franchise Revenue

Deferred franchise revenues result from payments received from new franchises prior to the Company’s performance under the terms of the franchise agreements. Often these payments are made before stores locations have been identified.  No new franchisees were sold in 2012 or 2011 and the Company has not performed the required services to recognize this as revenue given the stores had not yet opened.

Note 11 Other Gains and Losses

During the year ended August 31, 2012 the Company removed $26,514 in accounts payable from it books, which it carried for more than five years.  During the year ended August 31, 2011, the Company sold a vehicle for $12,000, which was reported as a gain on the sale of assets having a net book value of $0.

Note 12 Stockholders’ Deficit

(A)           Series A – Convertible Preferred Stock

Holders of the Company’s preferred shares have no voting rights and receive no dividends, but receive $1.00 per share in the case of liquidation of the Company. This series of shares convert on a 1:1 basis at par value ($0.001) into shares of the Company’s common stock.  In the event that shares are issued, the Company will evaluate for beneficial conversion features.

Series A convertible preferred stock consists of the following activity for the years ended August 31, 2012 and 2011:

Balance - August 31, 2010	-
Issued to OSM shareholder in connection with merger, December 15, 2010	$1,987,783
Conversion to common stock	(464,750)
Balance - August 31, 2011	1,523,033
Conversion to common stock	(322,767)
Balance – August 31, 2012	$1,200,266

No gain or loss was recorded in the conversion of preferred to common stock.

(B)           Common Stock

For the years ended August 31, 2012 and 2011, the Company issued the following shares of common stock:

	2012			2011
Type	Shares	Fair value	Range of value per share	Shares	Fair value	Range of value per share
1. Stock issued for cash & warrants	10,000	$10,000	$1.00	2,319,000	$2,319,000	$1.00
2. Stock issued for services	1,770,189	$1,683,633	$0.65-$1.65	1,780,000	$3,353,500	$1.25-$2.25
3. Stock exchanged in connection of merger with OSM				14,004,230
4. Stock exchanged in connection with convertible debt and accrued interest in merger with OSM				4,830,254	$4,830,254	$1.00
5. Stock issued in connection with convertible debt (see Note 8(B))	260,000	$210,000	$0.70 - $0.90	-	-	-
6. Stock issued in forbearance agreement (see Note 8(C))	550,000	$396,000	$0.72	-	-	-
7. Stock issued for settlement of debt (see Note 8(C))	500,000	$425,000	$0.85	-	-	-
8. Stock issued for stock options exercised	200,000	$100,000	$0.50	-	-	-
9. Conversion of Series A Preferred Stock to common stock	322,767	$323	$.001	464,750	$465	$.001

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

Unless otherwise indicated, fair value for the share issued was based upon the quoted closing trading price on the dates shares were issued.

The corresponding stock issuances above are more fully discussed below:

1 -
In connection with the shares issued during the year ended August 31, 2012, the Company paid expenses of $1,000. In connection with the shares issued during the year ended August 31, 2011, the Company paid direct offering costs of $120,000.

2 -	2012 includes 203,189 shares issued to executives for salaries owed, which reduced accrued payroll by $142,233.

3 -	Shares exchanged in merger with OSM in 2011.

4 -	Conversion of $4,830,254 (principal and accrued interest on convertible debt) into 4,830,254 shares of common stock in merger in 2011.

5 -	Issued in connection with certain convertible notes in 2012; see Note 8(B). The value of these shares was treated as a debt discount and will be amortized over the life of the debt.

6 -	Issued in connection with a forbearance agreement in 2012; see Note 8(C) and #7 below. Fair value amount was recorded as other expense.

7 -
Originally due and held in escrow as a result of original forbearance agreement. Shares were released upon the signing of a second forbearance agreement in August, 2012. Fair value amount treated as a reduction of debt. See Note 8(C).

8 -	Proceeds from exercise of stock options in 2012.

9 -	Shares issued 1 for 1 in connection with the conversion of Series A preferred shares. Conversion did not result in any gain or loss on conversion.

(C)           Stock Options

On January 18, 2012, the Company issued 200,000 stock options to a consultant, having a grant date fair value of $147,588.  The options have an exercise price of $0.75 and a life of 10 years.  100,000 of the options vested 50% on the date of grant and 50% on the second anniversary of the grant date (January 18, 2014). 100,000 of the options cannot be exercised or vested until services are performed. 10,000 shares will be vested and exercisable for every $1,000,000 in qualifying revenues received by the Company in connection with the consultants’ successful introduction of customers. The second 100,000 option grant has not been earned and is not considered exercisable at August 31, 2012.

The fair value for the Company’s option expensed for the year ended August 31, 2012 and 2011 was based upon the following management assumptions:

	2012	2011
Exercise price	$0.75	$0.50
Expected dividends	0%	0%
Expected volatility	150%	150%
Risk fee interest rate	1.92%	2.01%
Expected life of option	10 years	5 years
Expected forfeitures	0%	0%

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

The following is a summary of the Company’s stock option activity for the years ended August 31, 2012 and 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2010	-	-
Granted	2,050,000	$0.50
Exercised	-	$-
Forfeited	(15,000)	$0.50
Balance – August 31, 2011	2,035,000	$0.50	9.34 years	2,319,000
Exercisable – August 31, 2011	820,000	$0.50	9.34 years	934,800
Grant date fair value of options granted – 2011		$738,472
Weighted average grant date fair value – 2011		$0.50

Balance – August 31, 2011	2,035,000	$0.50
Granted	200,000	$0.75
Exercised	(200,000)	$0.50
Forfeited	(60,000)	$0.50
Balance – August 31, 2012	1,975,000	$0.53	8.45 years	355,000
Exercisable – August 31, 2012	1,535,000	$0.51	8.37 years	355,000
Grant date fair value of options granted – 2012		$147,588
Weighted average grant date fair value – 2012		$0.75

Outstanding options held by related parties (August 31, 2012)	1,450,000
Exercisable options held by related parties (August 31, 2012)	1,160,000

The following is a summary of the Company’s unvested stock options at August 31, 2012 and 2011.

	Un-vested Stock Options	Weighted Average Grant Date Fair Value
Unvested – August 31, 2010	-	$-
Granted	2,050,000	0.50
Vested/Exercised	(820,000)	0.50
Forfeited/Cancelled	(15,000)	0.50
Unvested – August 31, 2011	1,215,000	$0.50
Granted	200,000	0.75
Vested/Exercised	(915,000)	0.50
Forfeited/Cancelled	(60,000)	0.50
Unvested – August 31, 2012	440,000	$0.59
Weighted average remaining life for vesting	1.04 years

The Company expensed $306,663 and $472,621 for the years ended August 31, 2012 and 2012, respectively related to vested options.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

(D)           Stock Warrants

The following is a summary of the Company’s stock warrant activity for the years ended August 31, 2012 and 2011:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2010	373,840	$1.25
Granted	411,900	$1.14
Exercised	-	-
Forfeited	-	-
Balance at August 31, 2011	785,740	$1.19
Granted (for debt)	972,062	$0.84
Granted (other)	194,333	$.80
Exercised	-	-
Forfeited	-	-
Balance at August 31, 2012	1,952,135	$.98

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.75 -$1.25	1,952,135	2.01	$.98	1,952,135	.98	$0

Note 13 Commitments and Contingencies

Commitments

The Company is obligated to pay the minority stockholder of Kiosk an amount equal to 3% of the gross sales of all of its soup on the first $50,000,000 of gross sales, 2% on gross sales between $50,000,000 and $75,000,000, and 1% on gross sales thereafter.  The Company is required to pay a minimum of $225,000 per year if the gross sales threshold is not met.  Payments are due quarterly for ongoing services through June 30, 2014 and if these services, such as changing recipes, are not performed, payments would not be due. Future annual payments are as follows:

Years Ending August 31,
2013	$225,000
2014	187,500
Total	$412,500

For the years ended August 31, 2012, and 2011, the Company recorded a royalty expense of $225,000.

The Company is obligated to issue 10,000 shares of its common stock to a key employee each month. In addition the Company has agreed to issues an additional 800,000 shares (400,000 each on June 1, 2013 and June 1, 2014) to its Chairman, plus up to an additional one-million shares based on the Company sales and stock performance.

The Company is obligated to pay a consultant 367,107 shares, which vest monthly through July 2013.

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On September 21, 2009, a former Chairman of the Board of Soup Kitchen as successor to Commerce Bank (the “lender”) commenced an action to enforce certain guarantees given by the defendants to the lender regarding Soup Kitchen’s defaulted loan.  In August 2011 the Company entered into a forbearance agreement with this individual which was extended in August 2012 to September 2013; see Note 8(C).

On May 31, 2010, a chapter 7 petition for involuntary bankruptcy was filed against Soup Kitchen.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

On October 26, 2010, a third party action was filed in the Soup Kitchen bankruptcy case by the defendants against the Company, certain principals of the Company and other third parties.  The action seeks, among other things, to invalidate the Company’s purchase of assets from Soup Kitchen. The Company is defending this action believing it to be without merit, especially in the light of the facts that (1) an independent appraisal was performed prior to the asset transfer, (2) an additional independent appraisal was performed by a third party in May of 2012, which showed Soup Kitchen had no value, (3) the Company paid $100,000 in cash and guaranteed secured debt in the amount of approximately $3,670,000; and (4) shareholder approval was obtained.  Mediation in this case is still ongoing.

Soupman, Inc. is one of several defendants in a lawsuit filed by Gourmet Sales and Marketing, LLC (“GSM”) in July 2011.  GSM claims that it is owed $37,500 in sales commissions based upon an August 2009 sales and marketing agreement. Aside from the claim for an accounting, compensatory damages and/or punitive damages are demanded with respect to the other claims. The Company served its answer to the complaint in October 2011, in which they denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses and affirmative defenses.  The matter is now in the discovery phase of litigation.  In Company counsel’s opinion, the complaint lacks merit as the agreement that forms the basis of GSM’s claims may be invalid and unenforceable, GSM is not owed any money, and the Company believes that punitive damages are without basis.

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.  If the Company is not successful in its defense of these actions it could have a material adverse effect on its business, as well as current and expected future operations.

Note 14 Acquisition

On December 15, 2010, PPOR acquired OSM, IGS and Kiosk.

While a private company and prior to the merger, the Company loaned $386,354, in the form of a note receivable, to the Chairman in order to use those funds to acquire PPOR, and then to effectuate the acquisition.  The loan to the Chairman was in substance a capital transaction because the Chairman controlled and influenced PPOR and OSM concurrently at the time of the merger.   The note was forgiven and charged to additional paid in capital.

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
August 31, 2012 and 2011

The acquisition was considered a tax-free reorganization.

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

Note 15 Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due.  Deferred taxes relate to differences between the basis of assets and liabilities for financial and income tax reporting which will be either taxable or deductible when the assets or liabilities are recovered or settled.

At August 31, 2012, the Company has a net operating loss carry-forward of approximately $10.3 million available to offset future taxable income expiring through 2031. The current tax effect should the entire NOL be used is approximately $4 million. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The valuation allowance at August 31, 2011 was approximately $ 2.4 million. The net change in valuation allowance during the year ended August 31, 2012 was an increase of approximately $1.6 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2012.

There was no income tax expense for the year ended August 31, 2012 and 2011 due to the Company’s taxable net losses.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

The Company’s tax expense differs from the “expected” tax expense for the years ended August 31, 2012 and 2011, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 7.1% for New York State Corporate Taxes, the blended rate used was 38.69%), are approximately as follows:

	2012	2011
Computed "expected" tax expense (benefit) - Federal	$(1,961,000)	$(1,963,000)
Computed "expected" tax expense (benefit) - State	(441,000)	(441,000)
Permanent differences	6,000	5,000
Amortization of debt discount and debt issue costs	204,000	-
Sales allowances	245,000	-
Loss on debt settlements	304,000	-
Stock options and warrants	119,000	-
Change in fair value of derivative	(142,000)	-
Other	43,000	39,000
Change in valuation allowance	$1,623,000	$2,360,000

The effects of temporary differences that gave rise to significant portions of deferred tax assets at August 31, 2012 and 2011 are as follows:

Deferred tax assets:	2012	2011
Net operating loss carry-forward	3,984,000	2,396,000
Total gross deferred tax assets	3,984,000	2,396,000
Less valuation allowance	(3,984,000)	(2,396,000)
Net deferred tax assets	$-	$-

Note 16 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $6.3 million and net cash used in operations of approximately $1.6 million for the year ended August 31, 2012, and a working capital deficit of approximately $7.9 million and a stockholders’ deficit of approximately $7.6 million at August 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management's plans, which may include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidated Financial Statements
August 31, 2012 and 2011

In response to these problems, management has taken the following actions:

●	seeking additional third party convertible debt financing
●	Seeking to open new franchise locations; and
●	allocating sufficient resources to continue advertising and marketing efforts

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 17 Subsequent Events

(A)           Debt

The Company issued 12% one-year convertible bridge notes totaling $304,000, which are convertible into common shares of the Company at $0.75 per share. In connection with these notes, the Company issued 121,600 shares of common stock. These shares had a fair market value of $73,840 ($0.55 - $0.69/share), based upon the quoted closing trading price on the date of issuance, were recorded as a debt discount and will be amortized over the life of the debt.

The Company issued six-month 8% convertible bridge notes totaling $265,000 exercisable at $1.00 and 66,250 three year warrants exercisable at $1.00 per share.  The Company identified variable conversion features embedded within these convertible notes and warrants and has determined that the features associated with the embedded conversion options and warrants will be accounted for at fair value as derivative liabilities.

From September 1, 2012 until the date of this filing, $331,250 of the Company’s convertible debt has matured and the Company has not yet repaid this debt; see Note 8(A).

(B)           Equity

The Company issued 81,250 shares of common stock to holders of its bridge notes, which were issued because these debts were not repaid within three months; see Note 8(B). These shares had a fair market value of $47,750 ($0.50 - $0.61/share), based upon the quoted closing trading price on the date of issuance.

The company issued 200,000 shares of common stock for services rendered.  The shares had a fair market value of $129,533 ($0.55 - $0.72/share) based upon the quoted closing trading price on the date of issuance.

Item 9A.	Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

3.           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting for the year ended August 31, 2012 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that as of August 2012 it had weaknesses in its internal control procedures.

The Company’s assessment identified certain  weaknesses which are set forth below:

Functional Controls and Segregation of Duties

Because of the Company’s limited resources, there are limited controls over information processing, and insufficient internal controls over the accuracy, completeness and authorization of transactions.

There is an inadequate segregation of duties consistent with control objectives. Our company’s management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible.

Accordingly, as the result of identifying the above  weaknesses there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.

Management believes that the weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and is actively working to take remedial actions.

We are committed to improving our financial organization. As part of this commitment, we endeavor to  create a position to segregate duties consistent with control objectives and if funds are available will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us by preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

(1) We will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

(2) Retain staff to assist in financial and accounting controls.

Subsequent to August 31, 2012, we have undertaken the following steps to address the deficiencies stated above:

●	Continued the development and documentation of internal controls and procedures surrounding the financial reporting process, primarily through the use of account reconciliations, and supervision.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were ineffective.

(c) Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended august 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held with Our Company	Age	Date first Elected or Appointed
Timothy Gannon	Chairman of the Board and Business Development Advisor		October 18, 2012
Arnold Casale	Chief Executive Officer, Director	69	December 15, 2010
Daniel Rubano	Senior Vice President Franchise, Secretary, Director	52	December 15, 2010
Robert Bertrand	President, Chief Financial Officer, Treasurer	58	December 15, 2010

Business Experience

The following is a brief account of the business experience of our directors and executive officers during at least the past five years, including their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Timothy Gannon.  Chairman of the Boar and Culinary and Business Development Advisor.

Timothy Gannon, the co-founder of Outback Steakhouse, Inc. is an extremely successful businessman, great sportsman and a staunch polo sponsor. He is the creator of the “Bloomin’ Onion” recipe, and many of the other dishes on Outback’s menu.

An alumnus of Florida State University, he studied art history and dreamed of being a museum curator which took him to Florence, Italy, where he became a tour guide for an art gallery. He then went to Aspen, Colorado where he developed his passion for food and cooking. The French chef at the Four Seasons Hotel had offered to train him to be his assistant.

Over the next 14 years he worked at Steak & Ale for Norman Brinker, and then Al Copeland hired Tim to help operate his Copeland’s Cajun Cafe’ in New Orleans. In 1987 Tim sold his saddle for $250.00 and arrived in Tampa with $37.00 in his pocket when Bob Basham and Chris Sullivan asked him to become their partner and launch a new restaurant concept that became known as Outback Steakhouse. He has served in various senior management capacities at Outback Steakhouse since he co-founded it, and currently serves as a Director Emeritus of OSI Restaurant Partners, LLC, and the company which currently owns Outback Steakhouse.

In 1994, Inc. Magazine named Tim Gannon Entrepreneur of the Year. In 1999, The Florida Restaurant Association honored him with its “Lifetime Achievement Award”.  In the year 2000, Tim received an honorary Doctorate Degree in Business Administration and Food Service Management from Johnson & Wales University.  He is also a member of the Tampa Bay Chamber of Commerce Business Hall of Fame.  In 2009, he was inducted into the U.S. Business Hall of Fame along with his partners Chris Sullivan and Bob Basham.  In 2011 he launched “Kettle Comfort, Cooking for America” based in West Palm Beach which is Chef inspired food that will be delivered to thousands of hungry or nutrition deprived people each day.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Broadcaster. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended August 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

General

Included in the below tables are all executive officers and all employees who’s annual compensation exceeded $100,000.  Included in the table is compensation for the year ended August 31, 2012.

						Stock		Option		All Other
Name and Principal Position	Year		Salary ($)	Bonus ($)		Awards ($)		Awards ($)		Compensation ($)		Total ($)

Arnold Casale*	2012		$175,000		$-		$-	$			$-	$175,000
Chief Executive	2011	*	$106,250	$		$			$90,057	$		$196,307
Officer and Director

Daniel Rubano*	2012		$45,000		$-		$-	$			$-	$45,000
Sr VP, Secretary	2011	*	$17,708	$		$			$90,057	$		$107,765
and Director

Robert Bertrand*	2012		$160,000		$-		$-	$			$-	$160,000
President and CFO	2011	*	$106,250	$		$			$90,057	$		$196,307

*Each of Messrs. Casale, Rubano and Bertrand became officers of the Company in December 2010 in connection with the merger.  The amounts for 2011 are for the period 12-15-2010 through 8-31-2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of Fiscal 2012 for each Named Executive Officer.

Name	Grant Date	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Arnold Casale	12/31/2010	250,000	200,000	50,000	.50	12/31/2020

Daniel Rubano	12/31/2010	250,000	200,000	50,000	.50	12/31/2020

Robert Bertrand	12/31/2010	250,000	200,000	50,000	.50	12/31/2020

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

Name and Address of		Amount and Nature of Beneficial	Percentage
Beneficial Owner	Title of Class	Ownership (1)	of Class (2)
Timothy Gannon	Common	450,000	1.4%
1110 South Avenue
Staten Island, NY 10314
Arnold Casale	Common	3,788,671(3)	11.6%
1110 South Avenue
Staten Island, NY10314
Daniel Rubano	Common	2,375,000(3)	7.3%
1110 South Avenue
Staten Island, NY 10314
Robert Bertrand	Common	774,618(4)	2.4%
1110 South Avenue
Staten Island, NY 10314
Directors and Executive	Common	7,388,289	22.6%
Officers as a Group (3)
Sebastian & Lisa Rametta	Common	2,985,237(5)	9.1%
79 Sanford Place
Staten Island, NY 10314
MJD Media, LLC	Common	1,745,000	5.3%
48 Wall Street
New York, NY 10005

Notes:

(1)
Beneficial ownership of a security includes any person, who directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

(2)	Based on 32,707,640 common shares and 1,200,266 preferred shares.

(3)	Includes options exercisable for 250,000 shares of stock that each of the beneficial owners has the right to exercise on the date hereof.

(4)
Includes options exercisable for 250,000 shares of stock that each of the beneficial owners has the right to exercise on the date hereof and 50,000 shares of Preferred Stock that are convertible at the option of the beneficial holder at any time.

(5)
Includes (i) options exercisable for 650,000 shares of stock that the beneficial owners have the right to exercise on the date hereof (ii) 826,486 shares of common stock that is owned by a trust of which MR Rametta is the trustee

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None of our directors are independent because of their positions with the Company.

Item 14.	Principal Accountant Fees and Services

Berman & Company, P.A. serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended August 31, 2012 and 2011 by Berman & Company, P.A.

	August 31, 2012	August 31, 2011
Audit Fees and Expenses (1)	$72,000	65,000
All Other Fees
	$72,000	65,000

(1)
Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2012.
	1.	Independent Auditor’s Report
	2.	Consolidated Balance Sheets as of August 31, 2012 and 2011
	3.	Consolidated Statements of Operations for the years ended August 31, 2012 and 2011
	4.	Consolidated Statements of changes in Stockholders’ Equity for the years ended August 31, 2012 and 2011
	5.	Consolidated Statements of Cash Flows for the years ended August 31, 2012 and 2011
	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.
(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Designations for Series A(2)
4.1	2010 Stock Incentive Plan(3)
10.1	Merger Agreement between OSM Merger and Passport Arts, Inc.(2)
10.2	Agreement, dated as of April 27, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food Inc and Al Yeganeh (4)
10.3	Amendment, dated February 20, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food Inc and Al Yeganeh (4)
10.4	Forbearance Agreement dated May, 20,2011 (5)
10.5	Secured Guaranty dated May 20, 2011 (5)
10.6	Keepwell Agreement dated May 20, 2011 (5)
10.7	Amendment to Forbearance Agreement dated August 1, 2012 (7)
10.8	Endorsement Agreement, by and between Mine O’Mine, Inc. and the Company, dated as of July 29, 2011(6)
21.1	Subsidiaries*
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)*
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)*
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)*

*             Filed herewith

(1)           Incorporated by reference from our registration statement on Form S-1 filed on October 26, 2009
(2)           Incorporated by reference from our Form 8K filed with the Securities and Exchange Commission on December 20, 2010
(3)           Incorporated by reference from our registration statement on Form S-8 filed on February 2, 2011
(4)           Incorporated by reference from our quarterly report on Form 10-Q filed on January 14, 2011
(5)           Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 25, 2011
(6)           Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 21, 2011
(7)           Incorporated by reference on Form 8-K filed with the securities and Exchange Commission on August 6, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SOUPMAN, INC.

Date: December 14, 2012	By:	/s/ Arnold Casale
Arnold Casale
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 14, 2012	By:	/s/ Arnold Casale
Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 14, 2012	By:	/s/ Robert Bertrand
Robert Bertrand
President and Chief Financial Officer

Date: December 14, 2012	By:	/s/ Daniel Rubano
Senior Vice President of Franchise Development and Operations and Director