Form 10-Q
period 2012-11-30
SOUPMAN, INC.
filed 2013-01-14
CIK 1475273

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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
 Yes  ☐     No ☒

Number of shares of common stock outstanding as of January 11, 2013 was 31,404,390

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Balance Sheets

	November 30, 2012	August 31, 2012
	(Unaudited)
Assets

Current Assets
Cash	$207,343	$174,315
Accounts receivable - net	280,977	279,872
Prepaid expenses	44,116	26,474
Total Current Assets	532,436	480,661

Property and equipment - net	24,811	27,355

Other Assets
Accounts receivable - related parties - net	16,910	2,799
Due from franchisee - related parties	25,826	-
Due from franchisee	5,742	5,742
Debt issue costs	198,173	191,358
Intangible assets - net	44,052	48,769
Other assets	32,689	32,188
Total Other Assets	323,392	280,856

Total Assets	$880,639	$788,872

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$3,483,887	$3,141,046
Accounts payable and accrued liabilities - related parties	240,594	224,436
Debt - net	4,947,724	4,357,059
Deferred franchise revenue	118,750	118,750
Derivative liabilities	375,524	513,493
Total Current Liabilities	9,166,479	8,354,784

Equity
Series A convertible preferred stock, par value $0.001; 2,500,000 shares authorized;
1,200,266 issued and outstanding	1,200	1,200
Common stock, par value $0.001; 75,000,000 shares authorized;
31,277,640 and 30,904,790 issued and outstanding	31,278	30,905
Additional paid in capital	5,559,776	5,053,684
Accumulated deficit	(13,293,934)	(12,079,451)
Total stockholders' deficit	(7,701,680)	(6,993,662)
Noncontrolling interests	(584,160)	(572,250)
Total deficit	(8,285,840)	(7,565,912)

Total Liabilities and Stockholders' Deficit	$880,639	$788,872

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended November 30,
	2012	2011

Sales
Soup sales - net	$724,386	$330,561
Franchise sales	20,000	-
Franchise royalties	45,888	53,382
Total sales	790,274	383,943

Cost of sales	533,223	299,646

Gross profit	257,051	84,297

Operating expenses:
General and administrative	1,120,399	1,208,282
Royalty	56,250	56,250
Total operating expenses	1,176,649	1,264,532

Loss from operations	(919,598)	(1,180,235)

Other income (expense)
Interest income	4,906	-
Interest expense	(371,780)	(65,958)
Stock expense related to convertible notes	(47,750)	-
Prepayment of debt penalty	(26,500)	-
Change in fair value of derivative liabilities	134,329	-
Total other expense - net	(306,795)	(65,958)

Net loss including nocontrolling interest	(1,226,393)	(1,246,193)
Less: net loss attributable to noncontrolling interest	(11,910)	(26,605)
Net loss attributable to Soupman	$(1,214,483)	$(1,219,588)

Basic and diluted loss per common share:	$(0.04)	$(0.04)

Weighted average number of common shares outstanding
during the period - basic and diluted	31,113,606	27,769,761

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statement of Stockholders' Deficit
Three Months Ended November 30, 2012
(Unaudited)

	Preferred Stock		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, August 31, 2012	1,200,266	1,200	30,904,790	30,905	5,053,684	(12,079,451)	(572,250)	(7,565,912)

Stock based compensation	-	-	-	-	4,612	-	-	4,612

Issuance of common stock for services rendered ($0.55 - $0.72/share)	-	-	170,000	170	296,774	-	-	296,944

Issuance of common stock on notes payable ($0.55 - $0.65/share)	-	-	121,600	122	74,918	-	-	75,040

Issuance of common stock for nonpayment of notes payable ($0.50 - $0.61/share)	-	-	81,250	81	47,669	-	-	47,750

Reclassification of derivative liability for early payment of note	-	-	-	-	41,653	-	-	41,653

Reclassification of debt issue cost liability for warrants issued					40,466			40,466

Net loss	-	-	-	-	-	(1,214,483)	(11,910)	(1,226,393)

Balance, November 30, 2012	1,200,266	$1,200	31,277,640	$31,278	$5,559,776	$(13,293,934)	$(584,160)	$(8,285,840)

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended November 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(1,226,393)	$(1,246,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	4,891	-
Stock issued for non payment of note payable	47,750
Depreciation	2,544	2,523
Amortization of intangibles	4,717	4,717
Amortization of debt discount	187,718	-
Amortization of debt issue cost	70,131	-
Stock issued for services	296,944	387,500
Change in fair market value of derivative liabilities	(134,329)	-
Stock based compensation	4,612	139,637
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(5,996)	(64,549)
Accounts receivable - related party	(14,111)	12,941
Other assets	(501)	-
Prepaid expenses	(17,642)	7,148
Increase (Decrease) in:
Accounts payable and accrued liabilities	342,841	425,050
Accounts payable and accrued liabilities - related parties	16,158	-
Net Cash Used in Operating Activities	(420,666)	(331,226)

Cash Flows From Investing Activities:
Proceeds from notes receivable - franchisees	-	143,482
Proceeds from note receivable - other	-	2,000
Advance in connection with sale of franchisee - related party	-	(73,333)
Due from franchisee - related party	(25,826)	-
Net Cash (Used in) Provided by Investing Activities	(25,826)	72,149

Cash Flows From Financing Activities:
Proceeds from issuance of notes	569,000	-
Repayment of debt	(53,000)	(64,755)
Proceeds from issuance of common stock and warrants	-	9,000
Cash paid for direct offering costs of convertible notes payable and issuance of common stock	(36,480)	-
Net Cash Provided by (Used in) Financing Activities	479,520	(55,755)

Net increase (decrease) in cash	33,028	(314,832)

Cash at beginning of period	174,315	343,927

Cash at end of period	$207,343	$29,095

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,846	$56,961
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of derivative liability to additional paid in capital	$41,653	$-
Debt discount recorded on convertible debt	$38,013	$-
Common stock issued in connection with debt financing - treated as debt discount	$75,040	$-
Debt issue cost	$40,466
Reduction of accrued payroll - related party and related reduction of due from franchise - related party	$-	$32,888
Stock options exercised for subscription	$-	$100,000
Conversion of preferred stock to common stock	$-	$227

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

Note 1 Description of Business

Passport Arts, Inc. (“PPOR” or the “Company”) was incorporated in the State of Nevada on December 2, 2008 and sold art from an on-line gallery. On January 31, 2011, PPOR reincorporated in Delaware, and changed its name to Soupman, Inc.

On December 15, 2010, PPOR acquired The Original Soupman, Inc. (“OSM”) and OSM’s wholly-owned subsidiary, International Gourmet Soups, Inc. (“IGS”) which owns 80% of Kiosk Concepts, Inc. (“Kiosk”), collectively “the Company” and ceased its art sales business.

The Company manufactures and sells a variety of soups to grocery chains and franchisees.

Note 2 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2012, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2012. The interim results for the period ended November 30, 2012 are not necessarily indicative of results for the full fiscal year.

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

Reclassification

The Company has reclassified certain prior period amounts to conform to the current period presentation including the restatement previously mentioned. These reclassifications had no effect on the financial position, results of operations or cash flows for the periods presented.

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

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.  These conditions may limit our access to capital. See Note 13 – Going Concern.

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

Cash

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution(s). The balance at times may exceed federally insured limits; at November 30, 2012 and August 31, 2011, respectively, the balances exceeded the federally insured limit by $0 and $9,183, respectively. The Company has no cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes an allowance for losses on its accounts receivable in an amount equal to the estimated probable losses net of recoveries. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets.

Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  There were no impairment charges taken for the three months ended November, 30, 2012 and 2011, respectively.

Intangible Assets

Amortization of identifiable intangible assets is provided utilizing the straight-line method over the estimated useful lives of the respective assets.

Intangible assets are reviewed quarterly for impairment or if indicators of potential impairment exist.  There were no impairment charges taken for the three months ended November 30, 2012 and 2011, respectively.

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

The following are the major categories of liabilities measured at fair value on a recurring basis as of  November 30, 2012 and 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	November 20, 2012	August 31, 2011
Derivative Liabilities (Level 3)	$375,524	$513,493

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, prepaid expenses, accounts payable and accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of November 30, 2012 and August 31, 2012, respectively, due to the short-term nature of these instruments.

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

Fair value of stock options and warrants, is determined using a Black-Scholes pricing model, which incorporates assumptions about expected volatility, risk free rate, dividend yield, and expected life. Compensation cost for share-based awards is recognized on a straight-line basis over the vesting period.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

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

The Company charges its franchisees an advertising fee equal to ½% of their sales revenue and initially carries this fee as a liability which is included as a component of accounts payable and accrued liabilities until advertising dollars are spent.

Cost of Sales

Cost of sales represents costs directly related to the production and third party manufacturing of the Company’s products and the freight costs associated with the delivery of the product.

Shipping and Handling

Soup sold is typically shipped directly to the customer from the third party manufacturer; costs associated with shipping and handling is shown as a component of cost of sales.

Advertising

The Company expenses advertising costs when incurred.

Advertising expensed for the three months ended November 30, 2012 and 2011 is as follows:

	2012	2011
Advertising	$38,748	$3,118

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

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

The Company has the following potential common stock equivalents at November 30, 2012 and August 31, 2012:

	November 30, 2012	August 31, 2012
Stock options (exercise price - $0.50 - $0.75/share)	1,975,000	1,975,000
Warrants (exercise price $0.75- $1.25/share)	2,035,852	1,952,135
Convertible Series A preferred shares (exercise price $0.001/share)	1,200,266	1,200,266
Convertible debt - derivatives liabilities (exercise price $0.29 - $1/share)	1,988,208	2,556,016
Total common stock equivalents	7,199,326	7,683,417

Certain of the outstanding convertible debt and warrants contain ratchet provisions that would cause variability in the exercise price at the balance sheet date.  As a result, common stock equivalents may change at each reporting period.

The Company reflected a net loss for the three months ended November 30, 2012 and the year ended August 31, 2011; therefore, the effect of considering any common stock equivalents would have been anti-dilutive; consequently, a separate computation of diluted earnings (loss) per share is not presented.

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

Non-controlling Interest

In December 2009, OSM acquired 80% of Kiosk, and reported the third party’s 20% as a non-controlling interest. As part of the Company’s merger in December 2010 with OSM, the Company began to report this non-controlling interest on its financial statements.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

Concentrations

Accounts Receivable

The following table shows significant concentrations in our accounts receivable at November 30, 2012 and August 31, 2012.

	November 30, 2012	August 31, 2012
A	22%	-
B	11%	-
C	9%	-
D	8%	-
E	7%	7%
F	6%	-

Vendors

The following table shows significant concentrations in our purchases at November 30, 2012 and August 31, 2012.

	November 30, 2012	August 31, 2012
A	58%	73%
B	42%	27%

Sales

The following table shows significant concentrations in our revenues for the three months ended November 30, 2102 and 2011.

	2012	2011
A	31%	72%
B	8%	-
C	7%	-
D	6%	-
E	5%	-
F	5%	-

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s consolidated financial statements.

Note 4 Accounts Receivable / Accounts Receivable - Franchisee – Related Parties

In connection with certain debt financings, all accounts receivables serve as collateral; see Note 8(C).

Accounts receivable consisted of the following at November 30, 2012 and August 31, 2012.

	November 30, 2012	August 31, 2012
Accounts receivable	$306,967	$298,659
Allowance for doubtful accounts	(25,990)	(18,787)
Accounts receivable – net	$280,977	$279,872

Related-parties accounts receivable consisted of the following at November 30, 2012 and August 31, 2012.

	November 30, 2012	August 31, 2012
Accounts receivable	$38,751	$31,591
Allowance for doubtful accounts	(21,841)	(28,792)
Accounts receivable – net	$16,910	$2,799

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

Note 5 Prepaid Expenses

Prepaid expenses consist of the following as of November 30, 2012 and August 31, 2012.

	November 30, 2012	August 31, 2012
Prepaid insurance	$24,190	$25,359
Prepaid freight	19,286	-
Prepaid other	640	1,115
Prepaid and other expenses – net	$44,116	$26,474

Note 6 Property and Equipment

Property and equipment consist of the following at November 30, 2012 and August 31, 2012.

	November 30, 2012	August 31, 2012	Life
Vehicles	$11,843	$11,843	5 years
Equipment	21,843	21,843	5-7 years
Furniture and fixtures	12,410	12,410	5 years
Total	46,096	46,096
Less: accumulated depreciation	(21,285)	(18,741)
Property and equipment – net	$24,811	$27,355

Note 7 – Intangible Assets

Intangible assets consist of the following at November 30, 2012 and August 31, 2012.

	November 30, 2012	August 31, 2012	Life
Soup formulas	$27,418	$27,418	5 years
Recipes	53,750	53,750	4 years
Total	81,168	81,168
Less: accumulated amortization	(37,116)	(32,399)
Intangible assets-net	$44,052	$48,769

The estimated future amortization expense of intangible assets is as follows:

Fiscal Year ended August 31,	Amount
2013 (remaining 9 months)	$14,204
2014	18,921
2014	9,344
2015	1,583
Total	$44,052

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

Note 8 – Debt

Debt consists of the following at November 30, 2012 and August 31, 2012:

	November 30, 2012	August 31, 2011
A. Convertible debt – Unsecured – Derivative Liabilities	$601,000	$570,250
Less : debt discount	(73,824)	(140,822)
Convertible debt – net	527,176	429,428

B. Convertible debt – Unsecured	954,000	650,000
Less : debt discount	(255,599)	(263,266)
Convertible debt – net	698,401	386,734

C. Notes – Secured	2,990,897	2,990,897

D. Notes – Unsecured	731,250	550,000

Total debt	$4,947,724	$4,357,059

Debt in default consists of secured and unsecured notes totaling $1,883,750 and $1,462,500 at November 30, 2012 and August 31, 2012, respectively.

The corresponding debts above are more fully discussed below:

(A)        Convertible Debt – Unsecured – Derivative Liabilities

During the three months ended November 30, 2012, the Company issued convertible unsecured debt and warrants that had an embedded conversion feature. The convertible debt includes the following terms:

November 30, 2012
Interest Rate		8%
Default interest rate		N/A
Maturity	March 21, 2013 to May 30, 2013
Conversion terms	Fixed conversion price of $1.00	$ 265,000

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above. In addition the Company issued 66,250 3-year warrants in connection with these convertible notes.

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

During the three months ended November 30, 2012 the Company repaid $53,000 of its convertible unsecured debt - derivative liability and paid an early payment penalty of $26,500, which is shown on the Company’s consolidated statement of operations as a loss entitled “Prepayment of debt penalty.”

Balance - August 31, 2012	$570,250
Borrowings during the year ended August 31, 2012	265,000
Reclassification from convertible to unsecured demand notes	(181,250)
Repayment of convertible debt	(53,000)
Balance – November 30, 2012	$601,000

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

(B)        Convertible Debt – Unsecured

During the three months ended November 30, 2012 the Company issued convertible debt. The convertible debt includes the following terms:

Interest Rate		12%
Default interest rate		N/A
Term	1 year
Maturity	September 20, 2013 to October 15, 2013
Conversion terms	Fixed conversion price of $0.75	304,000

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above. In addition, the Company issued 121,600 shares of its common stock in connection with these convertible notes (which was recorded as debt discount); see note 8(E). Debt holders are also entitled to receive 12,500 shares per $100,000 invested should their loans not be repaid within 3 months from the date of the loan; see Note 14 for any shares issued under these terms.

In connection with these borrowings, the Company incurred debt issue costs of $76,946. In connections with all borrowings $70,130 was amortized during the three months ended November 30, 2012; the remaining balance of $198,173 will be amortized during the 12 months ended November 30, 2013.

Should the Company raise $1 million in this series of notes (in which $954,000 has been raised), all debt holders of this series of notes could receive either a portion (not to exceed the full amount) of their investment or the full amount of their investment back prior to maturity based on additional funding. The amount received shall be either 8% of the then funded amount (if additional funding is less than $3 million) or an amount equal to 100% of their investment plus accrued interest if the addition funding is in excess of $3 million. To date, the amount raised under this investment has not exceeded $1 million; therefore no amounts are due investors.

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

Convertible debt consists of the following activity and terms:

Balance - August 31, 2012	$650,000
Borrowings during the three months ended November 30, 2012	304,000
Repayment of convertible debt	-
Balance – November 30, 2012	$954,000

(C)        Notes - Secured

Secured notes consist of the following activity and terms:

		Interest Rate (Range)	Maturity Date (not in default)
Balance - August 31, 2012	$2,990,897
Repayment of debt	-
Accrued interest	-	7% - 12.25%	September 1, 2013
Balance – November 30, 2012	$2,990,897

During the three months ended November 30, 2012 the Company accrued $66,754 in interest on its secured debt and made payment of $30,709 on accrued interest.

In May, 2011 the Company entered into a 13-month forbearance agreement with a secured debt holder to avoid default. As part of the agreement, the Company was to reserve 500,000 of its common shares for the benefit of the debt holder. In August 2012, the Company entered into a second 13-month forbearance agreement with the same debt holder (representing $1,500,000 of the Company’s secured debt.) The debt holder received 550,000 shares of the Company’s common stock, having a fair value of $396,000 ($0.72/share) based on the quoted closing trading price of the Company’s stock on the date of the forbearance, which was charged to other expense; the debt holder also received the 500,000 shares (which were previously reserved for the benefit of the debt holder), having a fair value of $425,000 ($0.85/share) based on the closing price of the Company’s stock, which was recorded to debt.  Per the second forbearance agreement, proceeds from the debt holder’s sale of the original 500,000 shares will reduce the amount owed the by the Company to the debt holder dollar-for-dollar but not to exceed the total amount of the debt. The Company will review the debt holder’s sales of these shares on a quarterly basis, and may either decrease or increase the Company’s recorded debt based on the dollar amount received from the stock sales, offsetting the aggregate as either a gain on or loss from debt settlement.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

The remaining $1,200,000 of the secured notes (the 7% note) represents an amount owed to one of the Company’s co-packers and is in default.

Secured notes are secured by all the assets of the Company.

The total amounts owed to both secured debt holders represent amounts owed by SKI which were guaranteed by the Company; see Note 3 - VIE.

(D)        Notes - Unsecured

Unsecured notes consist of the following activity and terms:

Balance - August 31, 2012	550,000
Borrowings during the year ended August 31, 2012	-
Reclassification from convertible to demand debt	181,250
Repayment of debt	-
Balance – November 30, 2012	$731,250

During the three months ended November 30, 2012, the Company reclassified convertible debt that had past its maturity date to unsecured due-on-demand debt. On the date of maturity, these notes were no longer convertible.

Unsecured notes at November 30, 2012 consist of the following:

Amount	Information	Status
$683,750	Represented convertible debt not paid by maturity date	Due on demand
$10,000	Represents an advance from a third party.	Due on demand
$37,500	The Company is in litigation regarding this debt; see Note 13.	Due on demand

(E)        Debt discount

For the three months ended November 30, 2012, the Company recorded debt discounts totaling $113,053.

Debt discount – net consists of $73,824 related to notes that contained embedded conversion options that are required to be bifurcated and reported at fair value (see Note 8 (A)) and, $255,599 related to convertible debt that contained a beneficial conversion feature (see Note 8(B)).

November 30, 2012
Total outstanding debt	$5,277,147
Debt discount	(940,150)
Amortization of debt discount to interest expense	610,727
Debt – net	$4,947,724

The Company recorded debt discount relating to its derivative liabilities to the extent of gross proceeds raised in its debt financing transactions, and immediately expensed the remaining value of the derivative if it exceeded the gross proceeds of the note.  The Company recorded no such derivative expense for the three months ended November 30, 2012.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

Note 9 – Derivative Liabilities

The Company identified conversion features embedded within convertible debt and warrants (see Note 8(A)).

The fair value of the Company’s derivative liabilities at November 30, 2012 is as follows.

November 30, 2012
Derivative liabilities– August 31, 2012	$513,493
Fair value at the commitment date for convertible notes	18,026
Fair value at the commitment date for warrants issued	19,987
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(41,653)
Fair value mark-to-market adjustment	(134,329)
Derivative liabilities– November 30, 2012	$375,524

The fair value at the commitment and re-measurement dates for convertible debt and warrants that are treated as derivative liabilities with embedded conversion features were based upon the following management assumptions for the three months ended November 30, 2012:

	Commitment Date	Re-measurement Date
Exercise price	$0.80 - $1.00	$0.80 - $1.00
Expected dividends	0%	0%
Expected volatility	104% -110%	104%-104%
Expected term: convertible debt and warrants	6 months – 3 years	4.06 months – 3 years
Risk free interest rate	0.14% - 0.36%	0.03% - 0.43%

Note 10 Deferred Franchise Revenue

Deferred franchise revenues result from payments received from new franchises prior to the Company’s performance under the terms of the franchise agreements. Often these payments are made before stores locations have been identified.  One new franchisee was sold in the three months ended November 30, 2012 and all requirements were met to recognize the revenue. There were no franchises sold for the three months ended November 30, 2011.  The Company has not performed the required services to recognize this deferred franchise revenue as revenue given that they have not performed all of the necessary required steps including identifying and accepting a sufficient location.

Note 11 Stockholders’ Deficit

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

Series A convertible preferred stock consists of the following activity for the three months ended November 30, 2012:

Balance - August 31, 2012	$1,200,266
Shares issued	-
Shares converted to common stock	(-)
Balance – November 30, 2012	$1,200,266

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

(B)        Common Stock

For the three months ended November 30, 2012 the Company issued the following shares of common stock:

Type	Shares	Fair value	Range of value per share
1. Stock issued for services	170,000	$110,425	$$0.55 - $0.72
2. Stock issued in connection with convertible debt (see Note 8(B))	121,600	$75,040	$$0.55 - $0.65
3. Stock issued in connection with notes payable (see Note 8(B))	81,250	$47,750	$$0.50 - $0.61

Unless otherwise indicated, fair value for the share issued was based upon the quoted closing trading price on the dates shares were issued.

In June of 2012, the Company entered into an employment agreement with one of its directors.  Under the agreement the Company agreed to issue the following assuming the director is still employed:

(1)	200,000 shares of common stock on June 1, 2013
(2)	200,000 shares of common stock on January 1, 2014
(3)	200,000 shares of common stock on June 1, 2014
(4)	200,000 shares of common stock on January 1, 2015
(5)	Up to 400,000 shares of common stock if the Company’s stock price reaches certain targets
(6)	Up to 500,000 shares of common stock based on future sales of the Company

The Company determined the agreement contains a combination of service, market and performance conditions as defined under ASC 718.  Additionally, the Company determined the fair value of these awards to be $1,033,350.  During the three months ended November 30, 2012, $186,519 of compensation cost was recognized under this agreement, leaving $846,831 of compensation cost to be recognized through June 1, 2015.

(C)       Stock Options

The Company had no stock option grants for the quarter ended November 30, 2012.

The fair value for the Company’s option expensed for the three months ended November 30, 2012 was based upon the following management assumptions:

	2012	2011
Exercise price	$0.75	$0.50
Expected dividends	0%	0%
Expected volatility	150%	150%
Risk fee interest rate	1.92%	2.01%
Expected life of option	10 years	5 years
Expected forfeitures	0%	0%

The following is a summary of the Company’s stock option activity for the three months ended November 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2012	1,975,000	$0.53	8.45 years
Granted	-	$-
Exercised	-	$-
Forfeited	(-)	$-
Balance – November 30, 2012	1,975,000	$0.53	3.69 years	88,750
Outstanding options held by related parties (November 30, 2012)	1,450,000
Exercisable options held by related parties (November 30, 2012)	1,450,000
Exercisable options held by third parties (November 30, 2012)	375,000

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

The following is a summary of the Company’s unvested stock options at November 30, 2012.

	Un-vested Stock Options	Weighted Average Grant Date Fair Value
Unvested – August 31, 2012	150,000	$0.59
Granted	-	-
Vested/Exercised	-	-
Forfeited/Cancelled	(-)	-
Unvested – November 30, 2012	150,000	$-
Weighted average remaining life for vesting	1.13 years

The Company expensed $4,612 for the quarter ended November 30, 2012  related to vested options.

(D)       Stock Warrants

The following is a summary of the Company’s stock warrant activity for the three months ended November 30, 2012:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2012	1,952,135	$.98
Granted	127,050	$.88
Exercised	-	-
Forfeited/Cancelled	43,333	.75
Balance at November 30, 2012	2,035,852	$.98

Warrants issued for the quarter ended November 30, 2012 included 66,250 to the new convertible note holders in association with the issuance of convertible notes and 60,800 to a placement agent which brought in convertible notes.  The forfeited/cancelled warrants are also associated with the replacement as a correction of the warrants issued in the quarter ended August 31, 2012.

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.75 -$1.25	2,035,852	1.80	$.98	2,035,852	.98	$0

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

2013 (remaining 9 months)	$168,750
2014	187,500
Total	$356,250

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

For the three months ended November 30, 2012, and 2011, the Company recorded a royalty expense of $56,250.

The Company is obligated to issue 10,000 shares of its common stock to a key employee each month. In addition the Company has agreed to issues an additional 800,000 shares (400,000 each on June 1, 2013 and June 1, 2014) to its Chairman, plus up to an additional one-million shares based on the Company sales and stock performance.

The Company is obligated to pay a consultant 267,108 shares, which vest monthly through July 2013.

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

Note 13 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $1.2 million and net cash used in operations of approximately $0.4 million for the three months ended November 30, 2012, and a working capital deficit of approximately $8.6 million and a stockholders’ deficit of approximately $8.3 million at November 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
Notes to Consolidation Financial Statements
November 30, 2012
(Unaudited)

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

Note 14 Subsequent Events

A)         Debt

From December 1, 2012 until the date of this filing, $150,000 of the Company’s convertible debt has matured and the Company has not yet repaid this debt; see Note 8(D).

B)         Equity

Subsequent to November 30, 2012, we issued 95,000 shares of common stock for services rendered, having an aggregate fair market value of $49,525 based upon the quoted closing trading prices on the issue dates. We also issued 31,750 shares of common stock were issued for the nonpayment of notes payable having an aggregate fair value of $14,500 based on the quoted trading prices on the issue date.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the quarter ended November 30, 2012 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2012.
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

We currently manufacture and sell soup to grocery chains, the New York City School System and other outlets and to our franchised restaurants under the brand name “The Original Soupman”.

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

Results of Operations – Three Months ended November 30, 2012

The following table summarizes our operating results for the three months ended November 30, 2012 and November 30, 2011.

	November 30, 2012	November 30, 2011
Revenue	$790,274	$383,943
Cost of sales	533,223	299,646
Gross profit	257,051	84,297
Operating expenses	1,176,649	1,264,532
Other income (expense)	(306,795)	(65,958)
Net loss including noncontrolling interest	(1,226,393)	(1,246,193)
Less: net loss attributable to noncontrolling interest	(11,910)	(26,605)
Net loss attributable to Soupman	(1,214,483)	$(1,219,588)

For the three months ended November 30, 2012 and November 30, 2011, soup sales accounted for 92% and 86% of overall revenues, and franchise revenues accounted for the remaining 8% and 14% respectively. The increase in soup sales of approximately 119% was primarily attributed to the sales of our new shelf stable Tetra Recart carton soups coupled with the fact that during the prior year we stopped manufacturing frozen soups in anticipation of the Tetra Recart.

Net loss attributable to Soupman for the three months ended November 30, 2012 was $1,214,483, or $0.04 per share (basic and diluted) compared to a loss of $1,219,588 or $0.04 per share for the three months ended November 30, 2011.  The net loss decrease of $5,105 was attributable to the increase in revenue and a decrease in operating expenses, which was offset by a $240,837 increase in other expense.

Cost of Sales as a percent of soup revenues was 74% for the three months ended November 30, 2012 compared to 91% for the three months ended November 30, 2011. This decrease is attributable to the higher margins realized on the new Tetra Recart product, which was partially offset by slotting fees, expenses for the roll out of the new product and promotions.  The prior year number includes the disposition of obsolete inventory of frozen packaging of $21,527 as we began to move from the frozen food aisle in anticipation of the new Tetra Recart packaging.

Operating expenses for the three months ended November 30, 2012 and November 30, 2011 were $1,176,649 and $1,264,532, respectively and as a percentage of total revenue were 149% and 329%, for the respective periods.  The operating expenses for the three months ended November 30, 2012 and November 30, 2011 include approximately $301,556 and $527,137 of expenses for the issuance of shares and stock options; approximately $269,402 and $259,887 for payroll, payroll taxes and benefits; $279,835 and $255,124 in professional fees which include legal, accounting, strategic planning, public relations and branding and marketing; $89,505 and $11,983 for promotion; $56,250 for both years for royalties; $38,748 and $3,119 for advertising; and $23,969 and $32,605 for insurance.

Other expenses for the three months ended November 30, 2012 were $306,795 compared to $65,958 for the three months ended November 30, 2011.  The increase is primarily due to an increase in interest expense on new convertible notes issued and as a result of the accounting for the derivative value of such debt.  We also had costs associated with the issuance of stock in conjunction with the issuance of convertible notes which was charged to other expense.

Liquidity and Capital

	As at November 30, 2012	As at August 31, 2012
Current assets	$532,436	$480,661
Current liabilities	$9,166,479	$8,354,784
Working capital (deficit)	$(8,634,043)	$(7,874,123)

At November 30, 2012, we had cash of $207,343 as compared to $174,315 at August 31, 2012. The working capital deficit at November 30, 2012 of $8,634,043 and as of August 31, 2012 of $7,874,123 or an increase of $759,920 is attributable primarily to increases in accounts payable and accrued expenses and convertible debt, partially offset by increases in cash and other assets, primarily prepaid expenses. It should also be noted that included in the current liabilities as at November 30, 2012 are the current liabilities in the amount of $4,978,625 of Soup Kitchen International, Inc. a company not owned by us but included, for accounting purposes, in the financial statements as a “variable interest entity”, which negatively impact the total working capital deficit shown above (see note 3 Variable Interest Entities to the Soupman, Inc. and subsidiaries and Soup Kitchen International, Inc. Financial Statements).

For the three months ended November 30, 2012 cash used in operating activities was $420,666 as compared to $331,226 for the three months ended November 30, 2011.  Our primary uses of cash from operating activities for the three months ended November 30, 2012 were losses from operations offset by increases in stock issued for services,  amortization of dent discount and debt issue costs and increases in accounts payable and accrued expenses.

Net cash used in investing activities for the three months ended November 30, 2012 was $25,826, which is from an increase in due from franchisees.

Net cash provided by financing activities for three months ended November 30, 2012 was $479,520 which includes net proceeds from the issuance of convertible notes of $532,520 offset by the repayment of debt of $53,000.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of $ 8,285,840 through November 30, 2012 and have incurred a net loss of $1,214,483 for the three months ended November 30, 2012.   We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and convertible notes. At November 30, 2012, we had debt of $4,947,724 and a working capital deficit of $8,634,043.   These factors raise substantial doubt about our ability to continue as a going concern.   Our debt in the amount of $4,947,724 includes a guarantee of Soup Kitchen International Inc’s debt in the amount of $2,990,897 all of which is past due. See Note 8 of the Notes to Consolidated Financial Statements included in the report.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the promotion of our new shelf stable tetra recart packaging, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

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

Years Ending August 31,
2013 (remaining 9 months)	$168,750
2014	187,500
Total	356,250

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

Changes in Internal Control

The Company has implemented certain procedures over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended November 30, 2012 such as segregation of duties and daily reporting of certain financial information.  This will ensure that all information that is required to be disclosed is done so in a timely manner.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended November 30, 2012, we issued 170,000 shares of common stock for services rendered, having an aggregate fair market value of $110,425 based upon the quoted closing trading prices on the issue dates. We also issued 121,600 shares of common stock on the issuance of notes payable having an aggregate fair value of $75,040 based on the quoted trading prices on the issue date. Also, we issued 81,250 shares of common stock were issued for the nonpayment of notes payable having an aggregate fair value of $47,750 based on the quoted trading prices on the issue date. These securities were issued pursuant to Section 4(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended November 30, 2012, we issued 8% convertible notes in the principal amount of $265,000 together with three year warrants exercisable for 66,250 shares of common stock at a per share price of  $1.00 for aggregate proceeds of $265,000.  We also issued 12% convertible notes in the principal amount of $304,000 together with 121,600 shares of common stock as mentioned above.  These securities were issued pursuant to Section 4(2) of the Securities Act of 1933 (the “Securities Act”) promulgated thereunder and are convertible under certain circumstances into the next equity round of financing effected by the Company at the price offered in that round. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

Subsequent to November 30, 2012, we issued 95,000 shares of common stock for services rendered, having an aggregate fair market value of $49,525 based upon the quoted closing trading prices on the issue dates. We also issued 31,750 shares of common stock for the nonpayment of notes payable having an aggregate fair value of $14,500 based on the quoted trading prices on the issue date. These securities were issued pursuant to Section 4(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.      Defaults upon Senior Securities.

None.

Item 4.      Mine Safety Disclosure

Not Applicable

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

SOUPMAN, INC.

Date: January 14, 2013	By:	/s/ Arnold Casale
Arnold Casale
Chief Executive Officer and Director (Principal Executive Officer)

SOUPMAN, INC.

Date: January 14, 2013	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO (Principal Financial Officer)