Form 10-Q
period 2013-02-28
SOUPMAN, INC.
filed 2013-04-22
CIK 1475273

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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
Yes  ☐     No ☒

Number of shares of common stock outstanding as of April 19, 2013 was 32,175,550

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Balance Sheets

	February 28, 2013	August 31, 2012
	(Unaudited)

Assets

Current Assets
Cash	$48,701	$174,315
Accounts receivable - net	166,053	279,872
Inventory	335,305	-
Prepaids	47,855	26,474
Total Current Assets	597,914	480,661

Property and equipment - net	22,410	27,355

Other Assets
Accounts receivable - related party - net	23,502	2,799
Due from franchisees	6,369	5,742
Due from franchisees - related parties	41,298	-
Debt issue costs	133,189	191,358
Intangible assets - net	39,386	48,769
Deposits and other	4,800	32,188
Total Other Assets	248,544	280,856

Total Assets	$868,868	$788,872

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$4,042,254	$3,141,046
Accounts payable and accrued liabilities - related parties	345,600	224,436
Debt - net	5,149,273	4,357,059
Deferred franchise revenue	118,750	118,750
Derivative liabilities	377,561	513,493
Total Current Liabilities	10,033,438	8,354,784

Stockholders' Deficit
Preferred stock, par value $0.001; 25,000,000 shares authorized;
1,167,906 and 1,200,266 issued and outstanding	1,168	1,200
Common stock, par value $0.001; 75,000,000 shares authorized;
31,845,500 and 30,904,790 issued and outstanding	31,846	30,905
Additional paid in capital	5,968,695	5,053,684
Accumulated deficit	(14,561,535)	(12,079,451)
Total Stockholders' Deficit	(8,559,826)	(6,993,662)
Noncontrolling interest	(604,744)	(572,250)
Total Deficit	(9,164,570)	(7,565,912)

Total Liabilities and Stockholders' Deficit	$868,868	$788,872

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2013	2012	2013	2012

Sales
Soup sales - net	$567,887	$505,717	$1,292,273	$836,278
Franchise sales	-	-	20,000	-
Franchise royalties	51,352	53,650	97,240	107,032
Total sales	619,239	559,367	1,409,513	943,310

Cost of sales	582,773	396,447	1,115,996	696,093

Gross profit	36,466	162,920	293,517	247,217

Operating expenses:
General and administrative	940,591	777,392	2,060,990	1,985,676
Royalties	56,250	56,250	112,500	112,500
Total operating expenses	996,841	833,642	2,173,490	2,098,176

Loss from operations	(960,375)	(670,722)	(1,879,973)	(1,850,959)

Other income (expense)
Interest income	4,477	9,405	9,383	12,162
Interest expense	(338,892)	(105,078)	(702,620)	(173,791)
Prepayment of debt penalty	(23,750)	-	(50,250)	-
Stock expense related to convertible notes	(17,313)	-	(65,063)	-
Loss on debt extinguishment	(154,942)	-	(154,942)	-
Change in fair value of derivative liabilities	194,558	25,228	328,887	25,228
Total other expense	(335,862)	(70,445)	(634,605)	(136,401)

Net loss including non controlling interest	(1,296,237)	(741,167)	(2,514,578)	(1,987,360)
Less: net loss attributable to noncontrolling interest	(20,584)	(13,893)	(32,494)	(40,498)
Net loss attributable to Soupman	$(1,275,653)	$(727,274)	$(2,482,084)	$(1,946,862)

Basic and diluted loss per share:	$(0.04)	$(0.03)	$(0.08)	$(0.07)

Weighted average number of common shares outstanding
during the period - basic and diluted	31,717,175	27,913,008	31,195,170	28,056,255

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statement of Stockholders 'Deficit
Six Months Ended February 28, 2013
(Unaudited)

	Preferred Stock $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, August 31, 2012	1,200,266	$1,200	30,904,790	$30,905	$5,053,684	$(12,079,451)	$(572,250)	$(7,565,912)

Stock based compensation	-	-	-	-	9,224	-	-	$9,224

Issuance of common stock for services rendered ($0.38 - $0.72/share)	-	-	667,500	668	728,831	-	-	$729,499

Issuance of common stock for notes payable ($0.55 - $0.65/share)	-	-	121,600	122	74,918	-	-	$75,040

Issuance of common stock for nonpayment of notes payable ($0.40 - $0.61/share)	-	-	119,250	119	64,944	-	-	$65,063

Warrants issued as debt issue cost	-	-	-	-	37,094	-	-	$37,094

Conversion of preferred stock to common stock	(32,360)	(32)	32,360	32	-	-	-	$-

Net loss	-	-	-	-	-	(2,482,084)	(32,494)	$(2,514,578)

Balance, February 28, 2013	1,167,906	$1,168	31,845,500	$31,846	$5,968,695	$(14,561,535)	$(604,744)	$(9,164,570)

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended February 28,
	2013	2012
Cash Flows From Operating Activities:
Net loss - continuing operations	$(2,514,578)	$(1,987,360)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	10,442	6,885
Depreciation	4,945	5,234
Amortization of intangibles	9,383	34,968
Amortization of debt discount	333,267	9,434
Amortization of debt issue cost	131,743	-
Stock issued for services	729,499	465,750
Stock issued for non payment of note payable	65,063	-
Stock based compensation	9,224	217,861
Loss on debt extinguishment	154,942	-
Change in fair market value of derivative liabilities	(328,887)	(25,228)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	103,377	(96,821)
Accounts receivable - related party	(20,703)	3,143
Inventory	(335,305)	-
Prepaid expenses	(21,381)	(51,985)
Other assets	27,388	-
Accounts payable and accrued liabilities	901,208	625,935
Accounts payable and accrued liabilities - related parties	121,164	-
Net Cash Used in Operating Activities	(619,209)	(792,184)

Cash Flows From Investing Activities:
Proceeds from notes receivable - franchisees	-	143,482
Proceeds from note receivable - other	-	6,000
Advance in connection with sale of franchise - related party	-	(70,084)
Due from franchisees - related party	(41,298)	(1,500)
Due from franchisee	(627)	-
Purchase of property and equipment	-	(4,682)
Net Cash (Used in) Provided by Investing Activities	(41,925)	73,216

Cash Flows From Financing Activities:
Proceeds from issuance of notes	672,500	641,000
Proceeds from exercise of stock options	-	100,000
Repayment of debt	(100,500)	(79,884)
Cash paid for direct offering costs of convertible notes payable and issuance of common stock	(36,480)	-
Proceeds from issuance of common stock and warrants - net	-	9,000
Net Cash Provided by Financing Activities	535,520	670,116

Net decrease in cash	(125,614)	(48,852)

Cash at beginning of year	174,315	343,927

Cash at end of period	$48,701	$295,075

Supplemental disclosures of cash flow information:
Cash paid for interest	$69,829	$56,370
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discount recorded on convertible debt	$38,013	$340,515
Common stock issued in connection with debt financing	$75,040	$-
Debt issue cost	$37,094	$-
Conversion of preferred stock to common stock	$32	$272
Reduction of accrued payroll - related party and related reduction of due from
franchise - related party	$-	$32,888

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to the Consolidated Financial Statements
February 28, 2013
(unaudited)

Note 1 Description of Business and Basis of Presentation

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2012, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2012. The interim results for the period ended February 28, 2013 are not necessarily indicative of results for the full fiscal year.

Reclassification

The Company has reclassified certain prior year amounts to conform to the current period. These reclassifications had no effect on the financial position, results of operations or cash flows for the periods presented.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s consolidated financial statements.

Note 2 – Debt

Debt consists of the following at February, 28, 2013 and August 31, 2012:

	February, 28, 2013	August 31, 2012
A. Convertible debt – Unsecured – Derivative Liabilities	$265,000	$570,250
Less : debt discount	(16,153)	(140,822)
Convertible debt – net	248,847	429,428

B. Convertible debt – Unsecured	2,029,750	650,000
Less : debt discount	(167,726)	(263,266)
Convertible debt – net	1,862,024	386,734

C. Notes – Secured	2,990,902	2,990,897

D. Notes – Unsecured	47,500	550,000

Total debt	$5,149,273	$4,357,059

Debt in default consists of secured and unsecured notes totaling $2,510,652 and $1,462,500 at February 28, 2013 and August 31, 2012, respectively.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to the Consolidated Financial Statements
February 28, 2013
(unaudited)

The corresponding debts above are more fully discussed below:

(A)           Convertible Debt – Unsecured – Derivative Liabilities

During the six months ended February 28, 2013, the Company issued convertible unsecured debt and warrants that had an embedded conversion feature. The convertible debt includes the following terms:

		February 28, 013
Interest Rate		8%
Default interest rate		N/A
Maturity		March 21, 2013 to May 30, 2013
Conversion terms	Fixed conversion price of $1.00	265,000
		$265,000

The debt holders are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above. In addition the Company issued 66,250 3-year warrants in connection with these convertible notes.

The Company classifies embedded conversion features in these notes and warrants as a derivative liability due to the existence of anti-dilution provisions in the form of a ratchet feature; see Note 3. These notes will automatically convert into common shares of the Company on the same terms and conditions as provided to the then new investor(s), but only if the Company raises $2 million or more in additional funding.

During the six months ended February 28, 2013 the Company repaid $100,500 of its convertible unsecured debt - derivative liability and paid an early payment penalty of $50,250, which is shown on the Company’s consolidated statement of operations as a loss entitled “Prepayment of debt penalty.”

Balance - August 31, 2012	$570,250
Borrowings during the six months ended February 28, 2013	265,000
Repayment of Debt	(100,500)
Reclassification to convertible debt	(469,750)
Balance – February 28, 2013	$265,000

(B)           Convertible Debt – Unsecured

During the six months ended February 28, 2013 the Company issued convertible debt. The convertible debt includes the following terms:

Interest Rate		12%
Default interest rate		N/A
Term	1 year
Maturity	September 20, 2013 to October 15, 2013
Conversion terms # 1	58% of the average of the lowest 3 of the prior 10 trading days prior to conversion date	103,500
Conversion terms # 2	Fixed conversion price of $0.75	304,000

The debt holders of conversion terms # 1 are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above but only if such note is not repaid with interest within 180 days.

The debt holders of conversion  terms # 2 are entitled, at their option, to convert all or part of the principal and accrued interest into shares of  the Company’s common stock at the conversion prices and terms discussed above. In addition, the Company issued 121,600 shares of its common stock in connection with these convertible notes (which was recorded as debt discount); see note 2(E). Debt holders also received 31,750 shares of the Company’s common stock because their loans were not repaid within 3 months from the date of the loan.

In connection with borrowings during the six months ended February, 28, 2013, the Company incurred debt issue costs of $73,573 ($36,479 in connection with cash paid and $37,094 in connection with warrants issued.) The Company amortized $30,410 in connections with these borrowings; in addition, and in connection with borrowings in fiscal year 2012, the Company amortized an additional $101,333 during the same period.

The fair value of the warrants issued as debt issue cost were calculated using Black Scholes; the significant assumptions used in estimating fair value are set out below.

Exercise price	$0.75
Expected dividends	0
Expected volatility	106% -109%
Expected term: convertible debt and warrants	3 years
Risk free interest rate	0.31% - 0.41%

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to the Consolidated Financial Statements
February 28, 2013
(unaudited)

Should the Company raise $1 million in this series of notes (in which $954,000 has been raised), all debt holders of this series of notes could receive either a portion (not to exceed the full amount) of their investment or the full amount of their investment back prior to maturity based on additional funding. The amount received shall be either 8% of the then funded amount (if additional funding is less than $3 million) or an amount equal to 100% of their investment plus accrued interest if the additional funding is in excess of $3 million. To date, the amount raised under this investment has not exceeded $1 million; therefore no amounts are due investors.

In addition, in the event the Company defaults on these loans (defined as nonpayment of note within three months after maturity) debt holders at their option, may convert the amount then due (including accrued interest) into common shares of the Company at a 35% discount to the average of the then lowest three days closing prices for the then preceding 20 days. As of the date of this filing, no notes were in default; however should the Company default on these notes, they will at that time be treated as a derivative liability.

Convertible debt consists of the following activity and terms:

Balance - August 31, 2012	$650,000
Borrowings during the six months ended February 28, 2013	407,500
Reclassification from derivative debt	469,750
Reclassification from demand debt	502,500
Balance – February 28, 2013	$2,029,750

(C)           Notes - Secured

Secured notes consist of the following activity and terms:

		Interest Rate (Range)	Maturity Date (not in default)
Balance - August 31, 2012	$2,990,897	7% - 12.25%	September 1, 2013
Payments/Adjustments	5
Balance – February 28, 2013	$2,990,902

During the six ended months ended February 28, 2013 the Company accrued $132,775 in interest on its secured debt and made payments of $61,921 on accrued interest.

Secured notes are secured by all the assets of the Company.

(D)           Notes - Unsecured

Unsecured notes at February 28, 2013 consist of the following:

Amount	Information	Status
$10,000	Represents an advance from a third party.	Due on demand
$37,500	The Company is in litigation regarding this debt; see Note 5.	Due on demand

Demand debt consists of the following activity and terms:

Balance - August 31, 2012	$550,000
Reclassification to convertible debt	(502,500)
Balance – February 28, 2013	$47,500

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to the Consolidated Financial Statements
February 28, 2013
(unaudited)

(E)           Debt discount

For the six months ended February 28, 2013, the Company recorded debt discounts totaling $113,053.

Debt discount – net consists of $16,153 related to notes that contained embedded conversion options that are required to be bifurcated and reported at fair value (see Note 2 (A) and $167,726 related to convertible debt that contained a beneficial conversion feature (see Note 2 (B)).

February 28, 2013
Total outstanding debt	$5,333,148
Debt discount	(1,037,392)
Amortization of debt discount to interest expense	853,517
Debt – net	$5,149,273

The Company recorded debt discount relating to its derivative liabilities to the extent of gross proceeds raised in its debt financing transactions, and immediately expensed the remaining value of the derivative if it exceeded the gross proceeds of the note.

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to the Consolidated Financial Statements
February 28, 2013
(unaudited)

Note 3 – Derivative Liabilities

The Company identified conversion features embedded within convertible debt and warrants (see Note 2(A)).

The fair value of the Company’s derivative liabilities at February 28, 2013 and August 31, 2012 is as follows.

	February 28, 2013	August 31, 2012
Derivative liabilities– August 31, 2012	$513,493	$-
Fair value at the commitment date for convertible notes	18,026	404,194
Fair value at commitment date for warrants issued	19,987	251,784
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	-	(117,345)
Loss on debt extinguishment	154,942	340,927
Fair value mark-to-market adjustment	(328,887)	(366,067)
Derivative liabilities– February 28, 2013	$377,561	$513,493

The fair value at the commitment and re-measurement dates for convertible debt and warrants that are treated as derivative liabilities with embedded conversion features were based upon the following management assumptions for the six months ended February 28, 2013:

	Commitment Date	Re-measurement Date
Exercise price	$0.80 - $1.00	$0.80 - $1.00
Expected dividends	0%	0%
Expected volatility	104% -110%	96% - 163%
Expected term: convertible debt and warrants	6 months – 3 years	1 month – 2.75 years
Risk free interest rate	0.14% - 0.36%	0.07% - 0.36%

Modification of underlying debt

During the six months ended February 28, 2013, the Company negotiated a total of 7 modifications to five of its underlying unsecured convertible notes (two notes being modified twice during the six months ended), all of which had an embedded conversion feature. For each modification, the Company compared the fair value of both the old and new convertible debt as well as the fair value of the warrants granted in the modification; all calculations were done using the Black Scholes pricing model.  The Company determined that the present value of the cash flows associated with the new convertible debt and warrant instruments exceeded the present value of the old convertible debt and warrants by more than 10%, which resulted in the application of extinguishment accounting; the Company recorded a loss on debt extinguishment, calculated as the difference between the old and new debt, of $154,942 in the Company’s consolidated statements of operations.

The modification to the notes was to extend the maturity dates of the notes only. All notes were extended each time for an additional four months; In addition, all of the notes had previously been extended in 2012. Including all extensions in 2012 and 2013, the Company has issued the note holders 926,500 additional 3-year warrants to purchase the Company’s stock at $0.80 per share which are in addition to the 283,500 warrants issued with the original debt in 2012.

Note 4 Stockholders’ Deficit

(A)           Series A – Convertible Preferred Stock

Series A convertible preferred stock consists of the following activity for the six months ended February 28, 2013:

Balance - August 31, 2012	$1,200,266
Shares converted to common stock	(32,360)
Balance – February, 28, 2013	$1,167,906

(B)           Common Stock

For the six months ended February 28, 2013 the Company issued the following shares of common stock:

Type	Shares	Fair value	Range of value per share
1. Stock issued for services	667,500	$729,499	$0.38 - $0.72
2. Stock issued in connection with convertible debt (see Note 2(B))	121,600	$75,040	$0.55 - $0.65
3. Stock issued in connection with notes payable (see Note 2(B))	119,250	$65,063	$0.40 - $0.61

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to the Consolidated Financial Statements
February 28, 2013
(unaudited)

Unless otherwise indicated, fair value for the share issued was based upon the quoted closing trading price on the dates shares were issued.

In June of 2012, the Company entered into an employment agreement with one of its directors.  Under the agreement the Company agreed to issue the following assuming the director is still employed by the Company:

(1)	200,000 shares of common stock on June 1, 2013
(2)	200,000 shares of common stock on January 1, 2014
(3)	200,000 shares of common stock on June 1, 2014
(4)	200,000 shares of common stock on January 1, 2015
(5)	Up to 400,000 shares of common stock if the Company’s stock price reaches certain targets
(6)	Up to 500,000 shares of common stock based on future sales of the Company

The Company determined the agreement contains a combination of service, market and performance conditions as defined under ASC 718.  Additionally, the Company determined the fair value of these awards to be $1,033,350.  During the six months ended February 28, 2013, $326,409 of compensation cost was recognized under this agreement, leaving $706,941 of compensation cost to be recognized through June 13, 2015.

In December of 2012, the Company entered into an agreement with a consultant.  Under the agreement the Company agreed to issue 25,000 shares of common stock that vest in three months from the grant date, 25,000 shares of common stock that vest 18 months from the grant, and an additional 5,000 shares per certain incremental future sales of the Company.  The Company determined the agreement contains a performance condition as defined under ASC 718.  Additionally, the Company determined the fair value of these awards to be $35,994.  During the six months ended February 28, 2013, $15,497 of compensation cost was recognized under this agreement, leaving $20,497 of compensation cost to be recognized through December 3, 2014.

In January of 2013, the Company entered into an agreement with a consultant.  Under the agreement the Company agreed to issue 150,000 shares of common stock that vest in six months from the grant date and 150,000 shares of common stock that vest on December 31, 2013.  The Company determined the fair value of these awards to be $143,970.  During the six months ended February 28, 2013, $35,993 of compensation cost was recognized under this agreement, leaving $107,978 of compensation cost to be recognized through December 31, 2013.

 (C)           Stock Options

The Company issued no stock options during the six months ended February 28, 2013.  The Company expensed $9,224 for the six months ended February 28, 2013 related to stock options.

(D)           Stock Warrants

The following is a summary of the Company’s stock warrant activity for the six months ended February 28, 2013:
	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2012	1,952,135	$.98
Granted	863,050	$.81
Exercised	-	-
Forfeited	(129,783)	81
Balance at February, 28, 2013	2,685,402	$.92

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Notes to the Consolidated Financial Statements
February 28, 2013
(unaudited)

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.75 -$1.25	2,685,402	2.46	$.92	2,685,402	.92	$0

Note 5 Commitments and Contingencies

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

2013 (remaining 6 months)	$112,500
2014	187,500
Total	$300,000

For the six months ended February, 2013, and 2012, the Company recorded a royalty expense of $112,500.

The Company is obligated to issue 10,000 shares of its common stock to a key employee each month. In addition the Company has agreed to issue an additional 800,000 shares (400,000 each on June 1, 2013 and June 1, 2014) to its Chairman, plus up to an additional one-million shares based on the Company sales and stock performance.

The Company is obligated to pay a consultant 167,108 shares, which vest monthly through July 2013.

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On September 21, 2009, a former Chairman of the Board of Soup Kitchen as successor to Commerce Bank (the “lender”) commenced an action to enforce certain guarantees given by the defendants to the lender regarding Soup Kitchen’s defaulted loan.  In August 2011 the Company entered into a forbearance agreement with this individual which was extended in August 2012 to September 2013; see Note 2(C).

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
Notes to the Consolidated Financial Statements
February 28, 2013
(unaudited)

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.  If the Company is not successful in its defense of these actions it could have a material adverse effect on its business, as well as current and expected future operations.

Note 6 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $2.5 million and net cash used in operations of approximately $0.6 million for the six months ended February 28, 2013, and a working capital deficit of approximately $9.4 million and a stockholders’ deficit of approximately $9.2 million at February 28, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 7 Subsequent Events

From March 1, 2013 until the date of this filing, $47,500 of the Company’s convertible debt has matured and the Company has not yet repaid this debt; see Note 2(D).

From March 1, 2013 the Company issued $687,500 in 12% convertible 1-year notes and 171,875 5-year common stock warrants exercisable at $0.75 per share.

From March 1, 2013 until the date of this filing, the Company issued 233,750 shares of common stock for services rendered, having an aggregate fair market value of $113,465 based upon the quoted closing trading prices on the dates issued.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the quarter ended February 28, 2013 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2012.

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

Results of Operations – Six Months ended February, 28, 2013

The following table summarizes our operating results for the six months ended February 28, 2013 and February, 29, 2012.

	February,28, 2013	February 29, 2012
Revenue	$1,409,513	$943,310
Cost of sales	1,115,996	696,093
Gross profit	293,517	247,217
Operating expenses	2,173,490	2,098,176
Other income (expense)	(634,605)	(136,401)
Net loss including noncontrolling interest	(2,514,578)	(1,987,360)
Less: net loss attributable to noncontrolling interest	(32,494)	(40,498)
Net loss attributable to Soupman	(2,482,084)	$(1,946,862)

For the six months ended February 28, 2013 and February 29, 2012, soup sales accounted for 92% and 89% of overall revenues, and franchise revenues accounted for the remaining 8% and 11% respectively. The increase in soup sales of approximately 55% was primarily attributed to the sales of our new shelf stable Tetra Recart carton soups.

Net loss attributable to Soupman for the six months ended February 28, 2013 was $2,482,084, or $0.08 per share (basic and diluted) compared to a loss of $1,946,862 or $0.07 per share (basic and diluted) for the six months ended February 29, 2012.  The net loss increase of $535,222 was primarily attributable to an increase in interest expense as a result of higher debt and the effect of derivative expenses from the increase in convertible notes.

Cost of Sales as a percent of soup revenues was 86% for the six months ended February 28, 2013 compared to 83% for the six months ended February 29, 2012. This percentage increase in cost of sales wasnot an increase in our costs of sales; it is, however, directly related to the net effect slotting fees have on reducing revenue.

Operating expenses for the six months ended February 28, 2013 and February 29, 2012 were $2,173,490 and $2,098,176, respectively and as a percentage of total revenue were 154% and 222%, for the respective periods.  The operating expenses for the six months ended February 28, 2013 and February 29, 2012 include approximately $729,499 and $465,750 of expenses for the issuance of shares for services and $9,224 and $217,861 for share based payments; approximately $574,111 and $512,551 for payroll, payroll taxes and benefits; $363,146 and $423,688 in professional fees which include legal, accounting, strategic planning, public relations and branding and marketing; $94,887 and $91,980 for promotion; $112,500 for both years for royalties; $40,659 and $3,868 for advertising; and $36,791 and $65,416 for insurance.

Other expenses for the six months ended February 28, 2013 were $634,605 compared to $136,401 for the six months ended February 29, 2012.  The increase is primarily due to an increase in interest expense on new convertible notes issued and as a result of the accounting for the derivative value of such debt.  We also had costs associated with the issuance of stock in conjunction with the issuance of convertible notes which was charged to other expense.

Results of Operations – Three Months ended February, 28, 2013

The following table summarizes our operating results for the three months ended February 28, 2013 and February, 29, 2012.

	February,28, 2013	February 29, 2012
Revenue	$619,239	$559,367
Cost of sales	582,773	396,447
Gross profit	36,466	162,920
Operating expenses	996,841	833,642
Other income (expense)	(335,862)	(70,445)
Net loss including noncontrolling interest	(1,296,237)	(741,167)
Less: net loss attributable to noncontrolling interest	(20,584)	(13,893)
Net loss attributable to Soupman	(1,275,653)	$(727,274)

For the three months ended February 28, 2013 and February 29, 2012, soup sales accounted for 92% and 90% of overall revenues, and franchise revenues accounted for the remaining 8% and 10% respectively. The increase in soup sales of approximately 12% was primarily attributed to the sales of our new shelf stable Tetra Recart carton soups.  The sales of $567,887 for the three months ended February 28, 2013 have been reduced by approximately $168,377 for slotting fees paid in accordance with accounting rules.

Net loss attributable to Soupman for the three months ended February 28, 2013 was $1,275,653, or $0.04 per share (basic and diluted) compared to a loss of $727,274 or $0.03 per share (basic and diluted) for the three months ended February 29, 2012.  The net loss increase of $548,379 was primarily attributable to slotting fees mentioned above; an increase in stock issued for services and an increase in interest expense as a result of higher debt and the effect of derivative expenses from the increase in convertible notes.

Cost of Sales as a percent of soup revenues was 103% for the three months ended February 28, 2013 compared to 78% for the three months ended February 29, 2012. This increase is attributable to the effect that slotting fees, expenses for the roll out of the new product and promotions has as a result of decreasing revenue for those fees as per accounting rules.  Had the slotting fees not been incurred, the cost of sales would have been 79%.

Operating expenses for the three months ended February 28, 2013 and February 29, 2012 were $996,841 and $833,642, respectively and as a percentage of total revenue were 161% and 149%, for the respective periods.  The operating expenses for the three months ended February 28, 2013 and February 29, 2012 include approximately $437,167 and $78,223 of expenses for the issuance of shares for services and share based payments; approximately $304,709 and $252,664 for payroll, payroll taxes and benefits; $83,311 and $279,776 in professional fees which include legal, accounting, strategic planning, public relations and branding and marketing; $5,382 and $63,590 for promotion; $56,250 for both years for royalties; and $12,822 and $32,811 for insurance.

Other expenses for the three months ended February 28, 2013 were $335,862 compared to $70,445 for the three months ended February 29, 2012.  The increase is primarily due to an increase in interest expense on new convertible notes issued and as a result of the accounting for the derivative value of such debt and costs associated with the issuance of stock in conjunction with the issuance of convertible notes which was charged to other expense.

Liquidity and Capital

	As at February 29,, 2013	As at August 31, 2012
Current assets	$597,914	$480,661
Current liabilities	$10,033,438	$8,354,784
Working capital (deficit)	$(9,435,524)	$(7,874,123)

At February 28, 2013, we had cash of $48,701 as compared to $174,315 at August 31, 2012. Our working capital deficit at February 28, 2013 was $9,435,524 as compared to $7,874,123 at August 31, 2012. The increase of $1,561,401 is attributable primarily to increases in accounts payable and accrued expenses and convertible debt and a decrease in accounts receivable.  These were partially offset by increases in inventory and prepaid expenses. It should also be noted that included in the current liabilities as at February 28, 2013 are the current liabilities in the amount of $4,978,625 of Soup Kitchen International, Inc. a company not owned by us but included, for accounting purposes, in the financial statements as a “variable interest entity”, which negatively impacts the total working capital deficit shown above (see note 3 Variable Interest Entities to the Soupman, Inc. and subsidiaries and Soup Kitchen International, Inc. Financial Statements).

For the six months ended February 28, 2013 cash used in operating activities was $619,209 as compared to $845,212 for the six months ended February 29, 2012.  Our primary uses of cash from operating activities for the six months ended February 28, 2013 were losses from operations and an increase in inventory offset by increases in stock issued for services, amortization of dent discount and debt issue costs and increases in accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended February 28, 2013 was $41,925, which is a result of an increase in due from franchisees.

Net cash provided by financing activities for six months ended February 28,, 2013 was $535,520 which includes proceeds from the issuance of convertible notes of $672,500, debt extinguishment of $154,942 which were offset by repayment of debt of $100,500.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of $9,164,570 through February 28,, 2013 and have incurred a net loss of $2,514,578 for the six months ended February28, 2013.   We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and convertible notes. At February 28,, 2013, we had debt of $5,149,273 and a working capital deficit of $9,435,524.   These factors raise substantial doubt about our ability to continue as a going concern.   Our debt in the amount of $5,149,273 includes a guarantee of Soup Kitchen International Inc’s debt in the amount of $2,990,897 all of which is past due. See Note 8 of the Notes to Consolidated Financial Statements included in the report.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the promotion of our new shelf stable tetra recant packaging, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through an offering of our securities or otherwise.

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

Years Ending August 31,
2013 (remaining 6 months)	$112,500
2014	187,500
Total	300,000

We are currently seeking additional funding from investors as well as an investment bank for an operating line of credit secured by receivables and inventory. In 2013, we raised $407,500 from the issuance of two convertible notes, which we believe will be sufficient to support our operations for the next few months. While we will require approximately $6,000,000 to implement our full business strategy, we believe that if we are able to raise no less than $1,500,000, it will be sufficient to support our operations for the next 12 months. If we are unable to raise the entire $6,000,000, we will be forced to reduce our marketing and promotion efforts unless current sales increase enough to support implementing our full business plan. Due to the fact that we use co-packers to manufacture our products, have no bricks and mortar, rent very modest space and only have 10 full time employees, our fixed costs are minimal and will remain unchanged regardless of how much money we are able to raise.

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

Changes in Internal Control

The Company has implemented certain procedures over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended February 28, 2013. These include new segregation of duties and daily reporting of certain financial information.  This will ensure that all information that is required to be disclosed is done so in a timely manner.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On September 21, 2009, Penny Fern Hart, a former Chairman of the Board of Soup Kitchen International, Inc. (“SKI”), as successor to the Commerce Bank loan to SKI, commenced an action in N.Y. State Supreme Court, Case Index # 602538/09, against John Bello, Maj-Britt Rosenbaum and William McCreery (the “Defendants”) to enforce certain guarantees given by the Defendants to Commerce Bank regarding SKI’s defaulted loan.  On October 26, 2010, a third party action was filed in this case by the Defendants against OSM, certain principals of OSM and other third parties.  The action seeks, among other things, to invalidate OSM’s purchase of assets from SKI. On May 2, 2011, a proceeding was brought against the Company, certain principals of the Company and other third parties by the bankruptcy trustee for SKI seeking to avoid and/or recover the value of assets of SKI, re-alleging various claims made in the October 26, 2010 action. On October 22, 2011, the presiding judge in the bankruptcy action stayed the remaining third-party claims, in the Penny Fern Hart matter, and ordered all the parties to confer and submit a discovery schedule for the bankruptcy action. The Company has been vigorously defending against these actions believing them to be wholly without merit, especially in the light of the fact that an independent appraisal was performed prior to the asset transfer to OSM which completely supported the fairness of the asset transfer to OSM in which OSM paid $100,000 in cash, guaranteed secured debt in the amount of $3,670,000, and has since paid $ 352,907 in respect of SKI payables (including $ 256,205 owed to Al Yeganeh). In addition, there was SKI shareholder approval obtained in connection with the transaction.  No assurance, however, can be given as to the ultimate outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these actions it could potentially have a material adverse effect on its business and operations.

 Soupman, Inc. is one of several defendants in a lawsuit filed by Gourmet Sales and Marketing, LLC (“GSM”) in July 2011.  GSM claims that it is owed sales commissions based upon an August 2009 sales and marketing agreement. Aside from the claim for an accounting, compensatory damages and/or punitive damages are demanded with respect to the other claims. The Company served its answer to the complaint in October 2011, in which it denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses and affirmative defenses.  The matter is now in the discovery phase of litigation.  In Company counsel’s opinion, the complaint lacks merit as the agreement that forms the basis of GSM’s claims may be invalid and unenforceable, GSM is not owed any money, and  punitive damages are without basis.No assurance can be given as to the ultimate outcome of these action or its effect on the Company.  If the Company is not successful in its defense of this action it could could have a material adverse effect on its business, as well as current and expected future operations.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended February 28, 2013, the Company issued 32,360 shares of common stock in connection with the conversion of 32,360 shares of preferred stock.  The securities were issued pursuant to Section 3(a) (9) of the Securities Act.

During the three months ended February 28, 2013 we issued 497,500 shares of common stock for services rendered, having an aggregate fair market value of $241,175 based upon the quoted closing trading prices on the issue dates. We also issued 38,000 shares of common stock for the nonpayment of notes payable having an aggregate fair value of $17,313 based on the quoted trading prices on the issue date. These securities were issued pursuant to Section 4(a)(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Subsequent to February 28, 2013, we issued 233,750 shares of common stock for services rendered, having an aggregate fair market value of $113,465 based on the quoted closing prices on the issue dates.  We also issued  12% convertible notes in the principal amount of $687,500 together with five year warrants exercisable for 171,875 shares of common stock at a per share price of $0.75 for aggregate proceeds of $687,500.  These securities were issued pursuant to Section 4(a)(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

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

SOUPMAN, INC.

Date: April 22, 2013	By:	/s/ Arnold Casale
Arnold Casale
Chief Executive Officer and Director (Principal Executive Officer)

SOUPMAN, INC.

Date: April 22, 2013	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO (Principal Financial Officer)