Form 10-Q
period 2013-05-31
SOUPMAN, INC.
filed 2013-07-18
CIK 1475273

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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
Yes  ☐     No ☒

Number of shares of common stock outstanding as of July 17, 2013 was 33,637,992.

Soupman, Inc. and Subsidiaries
Consolidated Balance Sheets

	May 31, 2013	August 31, 2012
	(Unaudited)
Assets

Current Assets
Cash	$29,260	$174,315
Accounts receivable - net	188,997	279,872
Inventory	346,308	-
Prepaids	54,402	26,474
Total Current Assets	618,967	480,661

Property and equipment - net	20,269	27,355

Other Assets
Accounts receivable - related party - net	11,382	2,799
Due from franchisees	6,369	5,742
Due from franchisees - related parties	74,522	-
Debt issue costs	95,815	191,358
Intangible assets - net	34,669	48,769
Deposits and other	4,800	32,188
Total Other Assets	227,557	280,856

Total Assets	$866,793	$788,872

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,818,022	$3,141,046
Accounts payable and accrued liabilities - related parties	409,625	224,436
Debt - net	5,564,060	4,357,059
Derivative liabilities	803,765	513,493
Deferred franchise revenues	118,750	118,750
Total Current Liabilities	9,714,222	8,354,784

Stockholders' Deficit
Preferred stock, par value $0.001; 25,000,000 shares authorized;
1,167,906 and 1,200,266 issued and outstanding	1,168	1,200
Common stock, par value $0.001; 75,000,000 shares authorized;
33,008,000 and 30,904,790 issued and outstanding	33,008	30,905
Additional paid in capital	6,829,972	5,053,684
Accumulated deficit	(15,082,532)	(12,079,451)
Total Stockholders' Deficit	(8,218,384)	(6,993,662)
Noncontrolling interest	(629,045)	(572,250)
Total Deficit	(8,847,429)	(7,565,912)

Total Liabilities and Stockholders' Deficit	$866,793	$788,872

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012

Revenues
Soup sales - net	$452,898	$315,093	$1,745,171	$1,150,836
Franchise sales	-	-	20,000	-
Franchise royalties	43,256	46,483	140,496	153,514
Total revenues	496,154	361,576	1,905,667	1,304,350

Cost of sales	387,598	247,680	1,503,594	943,266

Gross profit	108,556	113,896	402,073	361,084

Operating expenses:
General and administrative	1,557,076	838,107	3,618,066	2,823,754
Royalty expense	56,250	56,250	168,750	168,750
Total operating expenses	1,613,326	894,357	3,786,816	2,992,504

Loss from operations	(1,504,770)	(780,461)	(3,384,743)	(2,631,420)

Other income (expense)
Interest income	5,878	7,761	15,261	19,922
Interest expense	(363,369)	(339,891)	(1,065,989)	(513,681)
Stock expense related to convertible notes	-	-	(65,063)	-
Prepayment of debt penalty	-	-	(50,250)	-
Loss on debt extinguishment	-	-	(154,942)	-
Derivative expense	105,308	(92,757)	434,195	(67,529)
Gain on deconsolidation of VIE	1,211,655	-	1,211,655	-
Total other expense	959,472	(424,887)	324,867	(561,288)

Net loss including non controlling interest	(545,298)	(1,205,348)	(3,059,876)	(3,192,708)
Less: net loss attributable to noncontrolling interest	(24,301)	(35,661)	(56,795)	(78,132)
Net loss attributable to Soupman	$(520,997)	$(1,169,687)	$(3,003,081)	$(3,114,576)

Basic and diluted loss per share:	$(0.02)	$(0.04)	$(0.09)	$(0.11)

Weighted average number of common shares outstanding during the period - basic and diluted	32,712,973	27,990,901	31,851,565	28,100,866

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
Nine Months Ended May 31, 2013
(Unaudited)

	Preferred Stock		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, August 31, 2012	1,200,266	$1,200	30,904,790	$30,905	$5,053,684	$(12,079,451)	$(572,250)	$(7,565,912)

Stock based compensation	-	-	-	-	13,836	-	-	$13,836

Issuance of common stock for services rendered ($0.38 - $0.75/share)	-	-	1,830,000	1,830	1,585,496	-	-	$1,587,326

Issuance of common stock with notes payable ($0.55 - $0.65/share)	-	-	121,600	122	74,918	-	-	$75,040

Issuance of common stock for nonpayment of notes payable ($0.40 - $0.61/share)	-	-	119,250	119	64,944	-	-	$65,063

Warrants issued as debt issue cost	-	-			37,094	-	-	$37,094

Conversion of preferred stock to common stock	(32,360)	(32)	32,360	32	-	-	-	$-

Net loss	-	-	-	-	-	(3,003,081)	(56,795)	$(3,059,876)

Balance, May 31, 2013	1,167,906	$1,168	33,008,000	$33,008	$6,829,972	$(15,082,532)	$(629,045)	$(8,847,429)

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(3,059,876)	$(3,192,708)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	10,442	53,000
Depreciation	7,086	7,990
Amortization of intangibles	14,100	14,152
Amortization of debt discount	501,617	275,789
Amortization of debt issue cost	169,117	-
Stock based compensation	13,836	262,262
Stock issued for services	1,423,526	521,250
Stock issued for services - related parties	163,800	-
Stock issued for non-payment of notes payable	65,063	-
Loss on debt extinguishment	154,942	-
Prepayment of debt penalty	50,250	-
Gain on deconsolidation of VIE	(1,211,655)	-
Derivative expense	(434,195)	67,529

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	80,433	(35,951)
Accounts receivable - related party	(8,583)	(6,597)
Inventory	(346,308)	-
Prepaid expenses	(27,928)	(4,951)
Other assets	27,388	-
Accounts payable and accrued liabilities	888,635	762,929
Accounts payable and accrued liabilities - related parties	185,189	-
Net Cash Used in Operating Activities	(1,333,121)	(1,275,306)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	(4,682)
Proceeds from notes receivable - franchisees	-	143,482
Proceeds from note receivable - other	-	6,000
Advance in connection with sale of franchise - related party	-	(70,084)
Due from franchisee	(627)	-
Due from franchisees - related party	(74,522)	(31,544)
Net Cash (Used in) Provided by Investing Activities	(75,149)	43,172

Cash Flows From Financing Activities:
Proceeds from issuance of notes	1,569,500	875,250
Proceeds from exercise of stock options	-	100,000
Repayment of debt	(269,805)	(79,884)
Cash paid for direct offering costs	(36,480)	-
Proceeds from issuance of common stock and warrants - net	-	9,000
Net Cash Provided by Financing Activities	1,263,215	904,366

Net decrease in cash	(145,055)	(327,768)

Cash at beginning of year	174,315	343,927

Cash at end of period	$29,260	$16,159

Supplemental disclosures of cash flow information:
Cash paid for interest	$148,764	$56,370
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discount recorded on convertible debt	$569,525	$539,343
Common stock issued with notes payable	$75,040	$-
Debt issue costs	$37,094	$-
Conversion of preferred stock to common stock	$32	$272
Reduction of accrued payroll - related party and related reduction of due from franchise - related party	$-	$32,888

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
May 31, 2013
(Unaudited)
Note 1 Description of Business

Passport Arts, Inc. (“PPOR” or the “Company”) was incorporated in the State of Nevada on December 2, 2008 and sold art from an on-line gallery. On January 31, 2011, PPOR reincorporated in Delaware, and changed its name to Soupman, Inc.

On December 15, 2010, PPOR acquired The Original Soupman, Inc. (“OSM”) and OSM’s wholly-owned subsidiary, International Gourmet Soups, Inc. (“IGS”) which in turn owns 80% of Kiosk Concepts, Inc. (“Kiosk”), collectively “the Company” and ceased its art sales business.

The Company manufactures and sells a variety of soups to grocery chains and franchisees.

Note 2 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they may not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2012, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2012. The interim results for the period ended May 31, 2013 are not necessarily indicative of results for the full fiscal year.

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

Inventory

Inventory is stated at the lower of cost or market.

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

On December 29, 2009, OSM purchased all of the assets of Soup Kitchen International, Inc. and its subsidiaries (“Soup Kitchen”) for $100,000 and guaranteed $3,670,000 of Soup Kitchen’s secured debt (the “SKI Secured Debt”).  In addition, OSM agreed to pay Soup Kitchen royalties of 1% of all of OSM sales for five years (through 2014), which represented substantively all of Soup Kitchen’s revenue. The guaranty of the secured debt was a significant part of the acquisition, because the assets acquired by OSM comprised substantially all of the income producing assets of Soup Kitchen, creating an obligation on the part of OSM that was almost certain to occur. In addition, the assets securing the debt were the assets obtained in the acquisition.

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2013
(Unaudited)

Management, at the time of the purchase had determined that Soup Kitchen was a variable interest entity.  Accordingly, the remaining post-acquisition net assets of Soup Kitchen had been consolidated with OSM’s net assets as of December 29, 2009; however, each entity still maintained its separate legal existence. During the process of finalizing the consolidated financial statements for the nine months ended May 31, 2013, the Company re-assessed its prior conclusion that it should consolidate SKI. In its reassessment process, the Company concluded that because of certain agreements pertaining to the bankruptcy of SKI (see note 8), it should now deconsolidated SKI from its consolidated financial statements. Therefore, in the accompanying consolidated financial statements the Company has deconsolidated the SKI VIE effective May 31, 2013 and the balance sheet, statement of operations and cash flows of SKI are not included in the Company's May 31, 2013 consolidated financial statements, save for the SKI Secured Debt. The Company further concluded that including the inclusion of SKI in its 2012 year-end consolidated financial statements was not material to such consolidated financial statements and therefore no adjustments have been made to the previously issued financial statements.  The effect of the deconsolidation resulted in a gain of $1,211,655 for the three and nine months ended May 31, 2013 and this gain is reflected as other income.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s consolidated financial statements.

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2013
(Unaudited)

Note 4 – Debt

Debt consists of the following at May 31, 2013 and August 31, 2012:

	May 31, 2013	August 31, 2012
A. Convertible debt – Unsecured – Derivative Liabilities	$735,000	$570,250
Less : debt discount	(38,013)	(140,822)
Convertible debt – net	696,987	429,428

B. Convertible debt – Unsecured	2,072,695	650,000
Less : debt discount	(509,023)	(263,266)
Convertible debt – net	1,563,672	386,734

C. Notes – Secured	2,990,902	2,990,897

D. Notes – Unsecured	312,500	550,000

Total debt	$5,564,060	$4,357,059

Debt in default consists of secured and unsecured notes totaling $2,510,652 and $1,462,500 at May 31, 2013 and August 31, 2012, respectively.

The corresponding debts above are more fully discussed below:

(A)           Convertible Debt – Unsecured – Derivative Liabilities

During the nine months ended May 31, 2013, the Company issued convertible unsecured debt and warrants that had an embedded conversion feature. The convertible debt includes the following terms:

		May 31, 2013
Interest Rate		8% - 12%
Default interest rate		N/A
Maturity	March 21, 2013 to May 24, 2014
Conversion terms 1	58% of the average of the lowest 3 of the prior 10 trading days prior to conversion date	100,500
Conversion terms 2	Fixed conversion price of $1.00	265,000
Conversion terms 3	Fixed conversion price of $0.75	735,000
		$735,000

Holders of conversion terms 2 and 3 above., are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above. In addition the Company issued 183,750 5-year warrants in connection with the conversion terms 1 convertible notes. Holders of conversion terms 1 can convert their shares, but only after 180 days from the date of purchase; if the Company should pay these notes prior to these dates, the notes are not convertible.

The Company classifies embedded conversion features in these notes and warrants as a derivative liability due to the existence of “anti-dilution” provisions in the form of price protection; see Note 5. Each of these notes will automatically convert into common shares of the Company on the same terms and conditions as provided to the then new investor(s), but only if the Company raises $2 million or more in additional funding.

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2013
(Unaudited)

During the nine months ended May 31, 2013 the Company repaid $100,500 of its convertible unsecured debt - derivative liability and in addition, on other notes, paid an early payment penalty of $50,250, which is shown on the Company’s consolidated statement of operations as a loss entitled “Prepayment of debt penalty.”

Balance - August 31, 2012	$570,250
Borrowings during the six months ended May 31, 2013	735,000
Repayments during the six months ended May 31, 2013	(100,500)
Reclassification from convertible to unsecured demand notes	(469,750)
Balance – May 31, 2013	$735,000

(B)           Convertible Debt – Unsecured

During the nine months ended May 31, 2013 the Company issued convertible debt. The convertible debt includes the following terms:

Interest Rate		12% - 16%
Default interest rate		N/A
Term	9 months – 1 year
Maturity	September 20, 2013 to January 3, 2014
Conversion terms 1	58% of the average of the lowest 3 of the prior 10 trading days prior to conversion date	103,500
Conversion terms 2	Fixed conversion price of $0.75	304,000
Conversion terms 3	Variable - conversion price of $0.31 at May 31, 2013	162,000

Holders of conversion terms 1 and 2 above are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock. Holders of conversion terms 3 can convert their shares, but only after 180 days from the date of purchase. If the Company should pay these notes prior to these dates, the notes are not convertible. . In addition, the Company issued 121,600 shares of its common stock in connection with the conversion terms 2 convertible notes (which was recorded as debt discount); see note 4(E). Debt holders also received 31,750 shares of the Company’s common stock because their loans were not repaid within 3 months from the date of the loan.

In connection with borrowings during the nine months ended May 31, 2013, the Company incurred debt issue costs of $73,573 ($36,480 in connection with cash paid and $37,093 in connection with warrants issued.) The Company amortized $182,106 in connections with these borrowings; the remaining balance of $95,814 will be amortized into fiscal year 2014.

In this series of notes (conversion terms 2 - in which $954,000 has been raised), all debt holders of this series of notes will receive either a portion (not to exceed the full amount) of their investment or the full amount of their investment back prior to maturity based on additional funding. The amount received shall be either 8% of the then funded amounts in excess of the $954,000 (if additional funding is less than $3 million) or an amount equal to 100% of their investment plus accrued interest if the addition funding is in excess of $3 million. In addition, in the event the Company defaults on these loans (defined as nonpayment of note within three months after maturity) debt holders at their option, may convert the amount then due (including accrued interest) into common shares of the Company at a 35% discount to the average of the then lowest three days closing prices for the then preceding 20 days. As of the date of this filing, no notes were in default; however should the Company default on these notes, they will at that time be treated as a derivative liability.

Convertible debt consists of the following activity and terms:

Balance - August 31, 2012	$1,152,500
Borrowings during the nine months ended May 31, 2013	469,500
Repayment of convertible debt	(103,500)
Reclassification from derivative to convertible debt	554,195
Balance – May 31, 2013	$2,072,695

(C)           Notes - Secured

Secured notes consist of the following activity and terms:

		Interest Rate (Range)	Maturity Date (not in default)
Balance - August 31, 2012	$2,990,902	7% - 12.25%	September 1, 2013
Payments/Adjustments	-
Balance – May 31, 2013	$2,990,902

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2013
(Unaudited)

During the nine ended months ended May 31, 2013 the Company accrued $200,262 in interest on its secured debt and made payments of $122,332 on accrued interest.

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

The total amounts owed to both secured debt holders represent amounts owed by SKI which were guaranteed by the Company.

(D)           Notes - Unsecured

Unsecured notes at May 31, 2013 consist of the following:

Amount	Information	Status
$10,000	Represents an advance from a third party.	Due on demand
$37,500	The Company is in litigation regarding this debt; see Note 8.	Due on demand
$265,000	6 month notes	Due on demand

(E)           Debt discount

For the nine months ended May 31, 2013, the Company recorded debt discounts totaling $644,565.

Debt discount – net consists of $38,013 related to notes that contained embedded conversion options that are required to be bifurcated and reported at fair value (see Note 4 (A)) and, $606,552 related to convertible debt that contained a beneficial conversion feature (see Note 4(B)).

May 31, 2013
Total outstanding debt	$6,111,097
Debt discount	(1,471,662)
Amortization of debt discount to interest expense	924,625
Debt – net	$5,564,060

The Company recorded debt discount relating to its derivative liabilities to the extent of gross proceeds raised in its debt financing transactions, and immediately expensed the remaining value of the derivative if it exceeded the gross proceeds of the note.  The Company recorded derivative expense of $37,054 for the nine months ended May 31, 2013.

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2013
(Unaudited)

Note 5 – Derivative Liabilities

The Company identified conversion features embedded within convertible debt and warrants (see Note 4(A)).

The fair value of the Company’s derivative liabilities at May 31, 2013 and August 31, 2012 is as follows.

	May 31, 2013	August 31, 2012
Derivative liabilities– August 31, 2012	$513,493	$-
Fair value at the commitment date for convertible notes	527,796	404,194
Fair value at commitment date for warrants issued	78,783	251,784
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	-	(117,345)
Loss on debt extinguishment	154,942	340,927
Fair value mark-to-market adjustment	(471,249)	(366,067)
Derivative liabilities– May 31, 2013	$803,765	$513,493

The fair value at the commitment and re-measurement dates for convertible debt and warrants that are treated as derivative liabilities with embedded conversion features were based upon the following management assumptions for the nine months ended May, 31, 2013:

	Commitment Date	Re-measurement Date
Exercise price	$0.80 - $1.00	$0.80 - $1.00
Expected dividends	0%	0%
Expected volatility	104% -136%	96% - 163%
Expected term: convertible debt and warrants	1 year – 5 years	4.77 – 4.98 years
Risk free interest rate	0.12% - 0.15%	0.32% - 0.52%

Modification of underlying debt

During the nine months ended May 31, 2013, the Company negotiated modifications to five of its underlying unsecured convertible notes, all of which had an embedded conversion feature. For each modification, the Company compared the fair value of both the old and new convertible debt as well as the fair value of the warrants granted in the modification; all calculations were done using the Black Scholes pricing model.  The Company determined that the present value of the cash flows associated with the new convertible debt and warrant instruments exceeded the present value of the old convertible debt and warrants by more than 10%, which resulted in the application of extinguishment accounting; the Company recorded a loss on debt extinguishment calculated as the difference between the old and new debt.

The modification to the notes was to extend the maturity dates of the notes only. All notes were extended for an additional four months; two of these notes were then again extended for an addition 4 months. In addition, all five of the notes had previously been extended in 2012. With each extension, the Company issued the note holder additional warrants; in total 526,000 3-year warrants to purchase the Company’s stock at $0.80 per share were issued in addition to the 178,500 warrants issued with the original debt.

Note 6 Deferred Franchise Revenue

Deferred franchise revenues result from payments received from new franchises prior to the Company’s performance under the terms of the franchise agreements. Often these payments are made before stores locations have been identified.  One new franchisee was sold in the nine months ended May, 31, 2013 and all requirements were met to recognize the revenue of $20,000. The Company has not performed the required services to recognize this remaining deferred franchise revenue of $118,750.

Note 7 Stockholders’ deficit

(A)           Series A – Convertible Preferred Stock

Holders of the Company’s preferred shares have no voting rights and receive no dividends, but do receive $1.00 per share in the case of liquidation of the Company. This series of shares convert on a 1:1 basis at par value ($0.001) into shares of the Company’s common stock.

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2013
(Unaudited)

Series A convertible preferred stock consists of the following activity for the nine months ended May 31, 2013:

Balance - August 31, 2012	$1,200,266
Shares converted to common stock	(32,360)
Balance – May 31, 2013	$1,167,906

(B)           Common Stock

For the nine months ended May 31, 2013 the Company issued the following shares of common stock:

Type	Shares	Fair value	Range of value per share
1. Stock issued for services	1,590,000	$1,423,526	$$0.38 - $0.75
2. Stock issued for services – related parties	240,000	$163,800	$$0. 57 - $0.75
3. Stock issued in connection with convertible debt (see Note 4(B))	121,600	$75,040	$$0.55 - $0.65
4. Stock issued in connection with notes payable (see Note 4(B))	119,250	$65,063	$$0.40 - $0.61

Unless otherwise indicated, fair value for the share issued was based upon the quoted closing trading price on the dates shares were issued.

(C)           Stock Options

The Company issued no stock options during the nine months ended May 31, 2012.

The fair value for the Company’s option expensed for the nine months ended May 31, 2013 was based upon the following management assumptions:

2013
Exercise price	$0.75
Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	1.92%
Expected life of option	10 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity for the nine months ended May 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2012	1,975,000	$0.53	8.45 years
Granted	-	$-
Exercised	-	$-
Forfeited	(-)	$-
Balance – May 31, 2013	1,975,000	$0.49-	8.21 years	-
Outstanding options held by related parties (May 31, 2013)	1,450,000
Exercisable options held by related parties (May 31, 2013)	1,450,000

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2013
(Unaudited)

The following is a summary of the Company’s unvested stock options at May 31, 2013.

	Un-vested Stock Options	Weighted Average Grant Date Fair Value
Unvested – August 31, 2012	440,000	$0.59
Granted	-	-
Vested	(240,000)	-
Forfeited/Cancelled	(-)	-
Unvested – May 31 2013	200,000	$-
Weighted average remaining life for vesting	1.04 years

The Company expensed $13,836 for the nine months ended May 31, 2013 related to vested options.

(D)          Stock Warrants

The following is a summary of the Company’s stock warrant activity for the nine months ended May 31, 2013:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2012	1,952,135	$.98
Granted	983,467	$.81
Exercised	-	-
Forfeited	(98,394)	81
Balance at May 31, 2013	2,837,202	$.92

All warrants granted for the nine months ended May 31, 2013 were issued along with convertible notes.

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.75 -$1.25	2,837,202	2.46	$.92	2,837,202	.92	$0

Note 8 Commitments and Contingencies

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

2013 (remaining 3 months)	$56,250
2014	187,500
Total	$243,750

For the nine months ended May 31, 2013, and 2012, the Company recorded a royalty expense of $168,750 and $168,750, respectively.

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2013
(Unaudited)

The Company is obligated to issue 10,000 shares of its common stock to a key employee each month. In addition the Company has agreed to issues an additional 800,000 shares (400,000 each on June 1, 2013 and June 1, 2014) to its Chairman, plus up to an additional 900,000 shares based on the Company sales and stock performance. The valuation of these shares is based on the closing stock price on the dates issued.

The Company is obligated to pay a consultant 67,109 shares, which vest monthly through July 2013. These shares are valued on the closing stock price on the date issued.

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

On October 26, 2010, a third party action was filed against OSM, certain principals of OSM and other third parties.  The action sought, among other things, to invalidate OSM’s purchase of assets from Soup Kitchen International, Inc. The Company has been defending this action believing it to be without merit, especially in the light of the fact that (1) an independent appraisal was performed prior to the asset transfer, (2) an additional independent appraisal was performed by a third party in May of 2012, which showed Soup Kitchen. had no value, (3) OSM paid $100,000 in cash and guaranteed secured debt in the amount of approximately $3,670,000; and (4) shareholder approval was obtained.  Following mediation, the parties to the action, including the Trustee in bankruptcy for Soup Kitchen, have entered into a settlement agreement, in which the parties have agreed to settle the action against OSM for $950,000, of which  $350,000 is payable by OSM and $600,000 is payable by the D&O insurance carrier.  In connection with the settlement agreement, OSM will be released from approximately $300,000 in secured debt which OSM had guaranteed in connection with its purchase of the assets of Soup Kitchen.  As a result, the expense of the settlement to the Company will not be significant; however, its effect on the Company’s immediate cash position, once paid, is expected to be significant. No assurance can be given what effect any failure to make the payment may have on the settlement agreement or ultimate resolution of the matter given the Company’s current cash position.

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

Note 9 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $3.0 million and net cash used in operations of approximately $1.3 million for the nine months ended May 31, 2013, and a working capital deficit of approximately $9.1 million and a stockholders’ deficit of approximately $8.8 million at May 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2013
(Unaudited)

In response to these problems, management has taken the following actions:

●	Seeking additional third party convertible debt financing
●	Seeking to expand its retail business in the grocery soup isles and open new franchise locations
●	Allocating sufficient resources to continue advertising and marketing efforts to increase Tetra sales

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

Note 10 Subsequent Events

From June 1, 2013 until the date of this filing, the Company issued 591,250 shares of common stock at a price of $0.40 per share to accredited investors.

From June 1, 2013 until the date of this filing, the Company issued 324,996 shares of common stock for services rendered, having an aggregate fair market value of $150,223 based upon the quoted closing trading prices on the dates issued.

From June 1, 2013 until the date of this filing, the Company issued a one year 12% convertible note in the amount of $105,000.  The note is convertible into common stock of the Company six months after issuance at the conversion price of the lesser of $0.47 or 65% of the lowest trade price in the 25 trading days previous to the conversion. The company will pay OID cost on this note in the amount of $10,405.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the quarter ended May 31, 2013 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 2012.

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

On January 31, 2011, we reincorporated in Delaware and changed our name from Passport Arts, Inc. to Soupman, Inc. Thereafter, our stock began trading under the symbol SOUP.

We currently manufacture and sell soup to grocery chains, the New York City School System and other outlets and to our franchised restaurants under the brand name “The Original Soupman”. Our brand is well known throughout the industry and our Chicken Vegetable soup has been rated as the best chicken soup in America by Consumer Reports.

Our Company manufactures and sells soups under the “Original SoupMan” brand. We sell our soups in a new innovative Tetra-Recart (box) shelf stable packaging in the canned soup aisle where most “heat & serve” retail soup purchases are made. The introduction of the new shelf-stable Tetra-Recart packaging has allowed us to sell our soups in the canned soup aisle of grocery stores, which we believe will dramatically increase our presence in grocery stores and thus increase sales. Previously, because of packaging restrictions, our soups were sold only in the frozen foods section.

We believe consumers will choose the SoupMan’s famous soups from Al Yeganeh over the other typical inferior tasting canned soups. We also believe we will capture the health conscientious consumers who are aware that recent reports have warned consumers that canned products contain BPA, a known cancer causing agent; Tetra Recart packaging is free of BPA and recyclable.

We have also franchised and licensed restaurants in specifically designated heavy-traffic locations such as casinos, airports and other travel destinations such as the Mohegan Sun Casino in Connecticut. We sell the Original SoupMan soups in bulk 8 lb. frozen “heat ‘n serve” pouches to our franchised and licensed restaurants. The bulk 8 lb. pouches are also used for the Original SoupMan soups and products which we sell to the New York City Public School system and the City University of New York (CUNY). We also recently launched a food truck franchise program, which allows operators to secure a franchise from us at a comparatively low up-front entry fee ($15,000) plus the cost of the truck and will be able change locations frequently and avoid the rental expense typically associated with a “bricks and mortar” location. We believe that the truck program will only help to grow the retail tetra business as it will allow us to get more guests to try our soups.

Results of Operations – Nine Months ended May 31, 2013

The following table summarizes our operating results for the nine months ended May 31, 2013 and 2012.

	2013	2012
Revenue	$1,905,667	$1,304,350
Cost of sales	1,503,594	943,266
Gross profit	402,073	361,084
Operating expenses	3,786,816	2,992,504
Other income (expense)	324,867	(561,288)
Net loss including non-controlling interest	(3,059,876)	(3,192,708)
Less: net loss attributable to non-controlling interest	(56,795)	(78,132)
Net loss attributable to Soupman	$(3,003,081)	$(3,114,576)

For the nine months ended May 31, 2013 and 2012, respectively, soup sales accounted for 92% and 89% of overall sales; franchise sales accounted for the remaining 8% and 11%, respectively. Our year-over-year increase in soup sales of approximately 52% was primarily attributed to the sales of our new shelf stable Tetra Recart carton soups. Pursuant to generally accepted accounting principles, slotting fees (which are fees paid to some retail supermarket customers in connection with the initial set-up of their account with us) are netted against sales (i.e. reducing sales) and are not recorded as a cost of sales. Had slotting fees of $220,262 and $19,996 for the nine months ended May 31, 2013 and 2012, respectively, not existed, our revenue would have been $2,125,929 and $1,324,346, respectively.

Cost of Sales as a percent of revenues was 79% for the nine months ended May 31, 2013 compared to 82% for the nine months ended May 31, 2012; however, our cost of sales as a percentage of sales was negatively affected by slotting fees, because, as stated above, revenue is net of slotting fees.  The increase in cost of sales as a percentage of sales was primarily the result of the effect of slotting fees.  Excluding the effect of slotting fees, our cost of sales as a percent of revenue would have been 76% for the nine months ended May 31, 2013 compared to 81% for 2012.

Operating expenses for the nine months ended May 31, 2013 and 2012 were $3,786,816 and $2,992,504, respectively and as a percentage of total revenue were 198% and 229%, for each respective periods.  Our operating expenses for the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012 include, respectively, approximately $1,600,000 and $521,000 of expenses for the issuance of shares for services and $14,000 and $262,000 for share based payments; approximately $806,000 and $798,000 for payroll, payroll taxes and benefits; $578,000 and $584,000 in professional fees which include legal, accounting, strategic planning, public relations and branding and marketing; $108,000 and $172,000 for promotion; $169,000 for both years for royalties; $45,000 and $16,000 for advertising; and $64,000 and $83,000 for insurance.

Other income (expense) for the nine months ended May 31 2013 was $324,867 compared to ($561,288) for the nine months ended May 31, 2012.  The increase is primarily a result of the deconsolidation of a VIE and income recognized as the change in fair value of derivative liabilities, offset by an increase in interest expense on new convertible notes issued and as a result of the accounting for the derivative value of such debt.  We also had costs associated with the issuance of stock in conjunction with the issuance of convertible notes which was charged to other expense.

Net loss attributable to Soupman for the nine months ended May 31, 2013 was $3,003,081, or $0.09 per share (basic and diluted) compared to a net loss of $3,114,576 or $0.11 per share (basic and diluted) for the nine months ended May 31, 2012.

Results of Operations – Three Months ended May 31, 2013

The following table summarizes our operating results for the three months ended May 31, 2013 and 2012.

	May 31, 2013	May 31 2012
Revenue	$496,154	$361,576
Cost of sales	387,598	247,680
Gross profit	108,556	113,896
Operating expenses	1,613,326	894,357
Other income (expense)	959,472	(424,887)
Net loss including noncontrolling interest	(545,298)	(1,205,348)
Less: net loss attributable to noncontrolling interest	(24,301)	(35,661)
Net loss attributable to Soupman	$(520,997)	$(1,169,687)

For the three months ended May 31, 2013 and 2012, soup sales accounted for 91% and 87% of overall revenues, and franchise sales accounted for the remaining 9% and 13% respectively. Our year-over-year increase in soup sales of approximately 44% was primarily attributed to the sales of our new shelf stable Tetra Recart carton soups.  Pursuant to generally accepted accounting principles, slotting fees (which are fees paid to some retail supermarket customers in connection with the initial set-up of their account with us) are netted against sales (i.e. reducing sales) and are not recorded as a cost of sales.   Had the slotting fees of $34,187 and $2,954 for the three months ended May 31, 2013 and 2012, respectively not existed, our revenue would have been $530,341 and $364,530, respectively.

Cost of Sales as a percent of revenues was 86% for the three months ended May 31, 2013 compared to 78% for the three months ended May 31, 2012; however, our cost of sales as a percentage of sales was affected by slotting fees, because, as stated above, revenue is net of slotting fees.  The increase in cost of sales as a percentage of sales was primarily the result of the effect slotting fees.  Excluding the effect of slotting fees, our cost of sales as a percent of revenue would have been 79% for the three months ended May 31, 2013 compared to 77% for 2012.

Operating expenses for the three months ended May 31, 2013 and 2012 were $1,613,326 and $894,357, respectively and as a percentage of total revenue were 325% and 247%, for each respective periods.  Our operating expenses for the three months ended May 31, 2013 as compared to the nine months ended May 31, 2012 include, respectively, approximately $857,000 and $55,400 of expenses for the issuance of shares for services and  $4,700 and $44,400 for share based payments;, approximately $232,000 and $279,000 for payroll, payroll taxes and benefits; $172,000 and $157,000 in professional fees which include legal, accounting, strategic planning, public relations and branding and marketing; $9,000 and $80,000 for promotion; $56,250 for both years for royalties; and $27,000 and $21,000 for insurance.

Other income (expense) for the three months ended May 31, 2013 was $959,472 compared to ($424,887) for the three months ended May 31, 2012.  The increase is primarily a result of the deconsolidation of the VIE and change in fair value of derivative liabilities, offset an increase in interest expense on new convertible notes issued and as a result of the accounting for the derivative value of such debt.

Net loss attributable to Soupman for the three months ended May 31, 2013 was $520,997, or $0.02 per share (basic and diluted) compared to a loss of $1,169,687 or $0.04 per share (basic and diluted) for the three months ended May 31, 2012.

Liquidity and Capital

	May 31, 2013	August 31, 2012
Current assets	$618,967	$480,661
Current liabilities	9,714,222	8,354,784
Working capital (deficit)	$(9,095,255)	$(7,874,123)

At May 31, 2013, we had cash of $29,260 as compared to $174,315 at August 31, 2012. Our working capital deficit at May 31, 2013 was $9,095,255 as compared to a deficit of $7,874,123 at August 31, 2012. The increase of $1,221,132 is primarily attributable to increases in convertible debt and derivative liabilities, and a decrease in accounts receivable, offset by increases in inventory and a decrease on overall cash.

For the nine months ended May 31 2013 cash used in operating activities was $1,333,121 as compared to $1,275,306 for the nine months ended May 31, 2012.  Our primary uses of cash from operating activities for the nine months ended May 31, 2013 were losses from operations, change in fair value of derivatives and an increase in inventory offset by increases in stock issued for services, amortization of debt discount and debt issue costs and increases in accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended May 31, 2013 was $75,149 compared to cash provided by investing activities for the nine months ended May 31, 2012 of $43,172.  The use of cash is a result of an increase in due from franchisees.

Net cash provided by financing activities for nine months ended May 31, 2013 was $1,263,215 that includes proceeds from the issuance of convertible notes of $1,569,500, which were offset by repayment of debt of $296,805.  This compares to net cash provided by financing for the nine months ended May 31, 2012 in the amount of $904,366 which included proceeds from the issue of convertible notes of $875,250, the exercise of common stock options of $100,000 which were offset by the repayment of debt of $70,884.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of $8,847,429 through May 31, 2013 2013 and have incurred a net loss of $3,003,081 for the nine months ended May 31, 2013.   We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and convertible notes. At May 31, 2013, we had net debt of $5,564,056 of which $2,510,652 is in default and a working capital deficit of $9,095,255.  These factors raise substantial doubt about our ability to continue as a going concern.   Our net debt in the amount of $5,564,056 includes a guarantee of Soup Kitchen International, Inc’s debt in the amount of $2,990,897 all of which is past due from when we purchased their assets.  We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the promotion of our new shelf stable Tetra Recart packaging, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through an offering of our securities or otherwise.

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

Years Ending August 31,
2013 (remaining 6 months)	$56,250
2014	187,500
Total	$243,750

We are currently seeking additional funding from investors as well as an investment bank for an operating line of credit secured by receivables and inventory.  While we believe we will require approximately $6,000,000 to implement our full business strategy, we believe that if we are able to raise no less than $1,500,000, it will be sufficient to support our operations for the next 12 months. If we are unable to raise the entire $6,000,000, we will be forced to reduce our marketing and promotion efforts and potentially the size of our operations as well, unless current sales increase enough to support implementing our full business plan. We believe that at $6,000,000 in sales, our operations would be self-sustaining and cash flow positive. Due to the fact that we use co-packers to manufacture our products, have no bricks and mortar, rent very modest space and only have 10 full time employees, many of our fixed costs are minimal and will remain unchanged regardless of how much money we are able to raise.  If we are forced to reduce our marketing and promotion efforts and/or size of our operations because we are unable to raise the entire $6,000,000 and current sales do not increase enough to support implementing our full business plan, our revenues will likely be less than had we been able to implement our full program, and as a direct result our income may suffer, and may not be sufficient to cover our negative cash flow, negatively affecting our liquidity.

Following mediation, we have also entered into a settlement agreement in connection with the Soup Kitchen litigation described in note 8 above, in which the parties have agreed to settle the action against the Company for $950,000, of which $350,000 is payable by the Company and $600,000 is payable by the D&O insurance carrier.  In connection with the settlement agreement, OSM will be released from approximately $300,000 in secured debt which OSM had guaranteed in connection with its purchase of the assets of Soup Kitchen.  As a result, the expense of the settlement to the Company will not be significant; however, its effect on the Company’s immediate cash position, once paid, is expected to be significant.

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

Changes in Internal Control

The Company has implemented certain procedures over financial reporting (as defined in Rules 12a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended May 31, 2013. These include new segregation of duties and daily reporting of certain financial information.  This will ensure that all information that is required to be disclosed is done so in a timely manner.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On October 26, 2010, a third party action was filed against OSM, certain principals of OSM and other third parties, Case Index #1-10-44670. The action in U.S. Bankruptcy Court, Eastern District, New York,  sought, among other things, to invalidate OSM’s purchase of assets from Soup Kitchen International, Inc., which was subject to a bankruptcy petition. The Company has always considered the action to be wholly without merit, because, among other things: (1) an independent appraisal was performed prior to the asset transfer; (2) an additional independent appraisal was performed by a third party in May of 2012, which showed Soup Kitchen had no value; (3) OSM paid $100,000 in cash and guaranteed secured debt in the amount of approximately $3,670,000; and (4) shareholder approval was obtained.  Following mediation, the parties to the action, including the Trustee in bankruptcy for Soup Kitchen, have entered into a settlement agreement, in which the parties have agreed to settle the action against OSM for $950,000, of which  $350,000 is payable by OSM and $600,000 is payable by the D&O insurance carrier.  In connection with the settlement agreement, OSM will be released from approximately $300,000 in secured debt which OSM had guaranteed in connection with its purchase of the assets of Soup Kitchen.  As a result, the expense of the settlement to the Company will not be significant; however, its effect on the Company’s immediate cash position, once paid, is expected to be significant. No assurance can be given what effect any failure to make the payment may have on the settlement agreement or ultimate resolution of the matter given the Company’s current cash position.

Soupman, Inc. is one of several defendants in a lawsuit filed by Gourmet Sales and Marketing, LLC (“GSM”) in July 2011. GSM claims that it is owed $37,500 in sales commissions based upon an August 2009 sales and marketing agreement. Aside from the claim for an accounting, compensatory damages and/or punitive damages are demanded with respect to the other claims. The Company served its answer to the complaint in October 2011, in which it denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses and affirmative defenses.  The matter is in the discovery phase of litigation.  In the Company and its counsel’s opinion, the complaint lacks merit as the agreement that forms the basis of GSM’s claims may be invalid and unenforceable, GSM is not owed any money, and the Company believes that punitive damages are without basis.

No assurance can be given however regarding the outcome of these actions or their effect on the Company.  If the Company is not successful in its defense of these actions it could have a material adverse effect on its business and financial condition, as well as current and expected future operations.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the  three months ended May 31, 2013 we issued 1,162,500 shares of common stock for services rendered, having an aggregate fair market value of $856,665 based upon the quoted closing trading prices on the issue dates. We also issued 12% convertible notes in the principal amount of $735,000 together with five year warrants exercisable for 183,750 shares of common stock at a per share price of $0.75 for aggregate proceeds or $735,000.  We also issued $162,000 of convertible notes.  These securities were issued pursuant to Section 4(a)(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Subsequent to May 31, 2013, we issued 324,996 shares of common stock for services rendered, having an aggregate fair market value of $150,223 based on the quoted closing prices on the issue dates.  We also issued 591,250 shares of common stock at a price of $0.40 per share having an aggregate fair market value of $236,500. The Company also issued a one year 12% convertible note in the amount of $105,000.  The note is convertible into common stock of the Company six months after issuance at the conversion price of the lesser of $0.47 or 65% of the lowest trade price in the 25 trading days previous to the conversion.

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

SOUPMAN, INC.

Date: July 18, 2013	By:	/s/ Lloyd Sugarman
Lloyd Sugarman
Chief Executive Officer and Director (Principal Executive Officer)

SOUPMAN, INC.

Date: July 18, 2013	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO (Principal Financial Officer)