Form 10-Q/A
period 2013-05-31
SOUPMAN, INC.
filed 2013-09-06
CIK 1475273

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended May 31, 2013 is being filed to revise the Certifications filed as Exhibits 32.1 and 32.2 to correct a typographical error in paragraph (1) of the Exhibits which had referred to February 28, 2013 instead of May 31, 2013.  There are no other changes to the filing.

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

SOUPMAN, INC.

Date: September 6, 2013	By:	/s/ Lloyd Sugarman
Lloyd Sugarman
Chief Executive Officer and Director (Principal Executive Officer)

SOUPMAN, INC.

Date: September 6, 2013	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO (Principal Financial Officer)