Form 10-K/A
period 2012-08-31
SOUPMAN, INC.
filed 2013-10-28
CIK 1475273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to (i) reflect the reclassification of allowances taken on notes and franchise receivables and gains on the sale of equipment and accounts payable, from other expenses to general and operating expenses, and to make changes in our MD&A resulting therefrom; (ii) describe the exact nature of any prior year reclassification(s); (iii) disclose the breakdown of cash and warrants issued as debt issue costs; (iv) describe each executive employment agreement and to include each such employment agreements as exhibits hereto;  (v) provide additional disclosure regarding two related party transactions;  and (vi) to add clarifying language to our Internal Controls and Procedures disclosure.

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our First Amended 10-K. This report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date.

SOUPMAN, INC.

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

We are dependent upon the personal efforts and skills of our executive officers, in particular Mr. Casale, Mr. Bertrand, Mr. Rubano and Mr. Rametta.  We have not obtained "keyman" life insurance on any of the lives of our employees.

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

Results of Operations - Year ended August 31, 2012

The following table summarizes our operating results for the years ended August 31, 2012 and August 31, 2011.

	August 31, 2012	August 31, 2011
Revenue	$1,897,711	$969,945
Cost of Sales	1,502,268	686,745
Gross Profit	395,443	283,200
Operating Expenses	5,472,213	6,376,403
Loss From Operations	(5,076,770)	(6,093,203)
Other Income (Expense)	(1,252,977)	(107,376)
Loss from Discontinued Operations	-	(14,317)
Net Loss	$(6,329,747)	$(6,214,896))

Revenue

Soup sales accounted for approximately 90% and 86% of our overall revenue for the years ended August 31, 2012 and 2011, respectively, while franchise royalties accounted for the remaining approximate 10% and 14%, respectively. Actual soup sales for the same periods were approximately $1,700,000 and $831,000, a year-over-year increase of approximately 104%. This increase was primarily attributable to a 20% increase in sales to franchisees (which accounted for approximately $167,000 of the increase), the introduction of our new Tetra Recart line of soups (which accounted for approximately $490,000 of the increase) and the introduction of our soups into the New York City School System, (which accounted for an approximate $212,000 of the increase.)

Reported revenues are net of slotting fees (a fee charged by supermarkets in order to have a product placed on their shelves). Slotting fees for the years ended August 31, 2012 and 2011 were approximately $139,000 and $85,000, respectively, had they not existed, reported revenues would have been approximately $2,037,000 and $1,055,000 for the same periods, respectively.

Cost of Sales

Cost of sales for the year ended August 31, 2012 included a onetime write-off of approximately $22,000 in obsolete inventory,  aggregate early payment discounts of approximately $28,000 and freight and other costs of approximately $111,000. Cost of sales represents costs associated with soup sales only; the Company has no cost of sales associated with franchise royalties.

Cost of sales as a percentage of soup revenue was 88% and 83% for the years ended August 31, 2012 and 2011, respectively; however, this percentage was negatively impacted by slotting fees, which lower reportable revenue and therefore increase our cost of sales percentage. Cost of sales as a percentage of soup revenue increased approximately 5% year-over-year primarily due to the increase in slotting fees, freight costs and the different mix of products sold.

Operating Expenses

Operating expenses for the year ended August 31, 2012, were approximately $5,247,000, which include approximately $1,991,000 in expenses related to the issuance of shares and stock options, approximately $1,102,000 in payroll related expenses, approximately $735,000 in professional fees (which include legal, accounting, strategic planning, public relations and branding and marketing), allowances taken for the possible non-collection of notes receivable and franchise advances of approximately $635,000, promotional expenses (exclusive of slotting fees) of approximately $270,000,  a royalty payment of $225,000, travel expenses of approximately $138,000 and insurance expenses of approximately $100,000.

Operating expenses for the year ended August 31, 2012 as compared to the year ended August 31, 2011 decreased approximately $960,000 primarily due to an approximate $1,978,000 decrease in expenses related to stock based compensation primarily offset by allowances taken for the possible non-collection of notes receivable and franchise advances of approximately $635,000 and slight increases in payroll, promotions, royalties, and insurance expenses.

Other Expense

Other expense increased approximately $1,146,000 for the year ended August 31, 2012 as compared to the year ended August 31, 2011, up from approximately $107,000 to approximately $1, 253,000.  This increase was primarily due to one-time charges (relating to a loan forbearance agreement, a debt prepayment penalty and certain debt extinguishments) of approximately $786,000, and increase in interest expense of approximately $676,000, offset by approximately $366,000 in the change in fair value of derivative instruments.

Net Loss

Net loss for the year ended August 31, 2012 as compared to the year ended August 31, 2011 increased approximately $115,000 or approximately 2%   primarily due to the many factors discussed above under Revenue, Cost of Sales, Operating Expenses and Other Expenses. Net loss for the year ended August 31, 2012 was approximately $6,330,000 or $0.22 per share (basic and diluted).

There were no unusual or infrequent events or transactions, or significant economic changes that materially affected the amount of reported income or expenses from operations and nor is the Company aware of any known uncertainties that it reasonably expects will have a material impact income or expenses from operations, other than in the normal course of business such as seasonality or as otherwise described in our Annual Report in Part I — Item 1A — Risk Factors.

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

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries and Soup Kitchen International, Inc.
Consolidated Statements of Operations

	Year Ended August 31,
	2012	2011

Sales
Soup sales - net	$1,700,058	$831,354
Franchise royalties	197,653	138,591
Total sales	1,897,711	969,945

Cost of sales	1,502,268	686,745

Gross profit	395,443	283,200

Operating expenses:
General and administrative	5,247,213	6,207,653
Royalty	225,000	168,750
Total operating expenses	5,472,213	6,376,403

Loss from operations	(5,076,770)	(6,093,203)

Other income (expense)
Interest income	36,183	-
Other income	14,875	88,639
Interest expense	(872,210)	(196,015)
Loss on debt extinguishment	(340,927)	-
Prepayment of debt penalty	(49,250)	-
Forbearance agreement	(396,000)	-
Derivative expense	(11,715)	-
Change in fair value of derivative liabilities	366,067	-
Total other income (expense) - net	(1,252,977)	(107,376)

Loss from continuing operations	(6,329,747)	(6,200,579)

Loss from discontinued operations	-	(14,317)

Net loss including nocontrolling interest	$(6,329,747)	$(6,214,896)
Less: net loss attributable to noncontrolling interest	(120,714)	(94,693)
Net loss attributable to Soupman	(6,209,033)	(6,120,203)

Basic and diluted loss per common share:
Continuing operations	$(0.22)	$(0.33)
Discontinued operations	$-	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	28,357,988	18,552,350

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

Reclassification

The Company has reclassified certain prior year amounts to conform to the current year’s presentation. As part of these reclassifications, the Company changed the 2011 equity section of its financial statements to break out non-controlling interests, which was not properly classified for the year ended August 31, 2011. The Company also reclassified a 2011 gain on the sale of equipment from other expense to operating expense. These reclassifications had no material effect on the financial position, results of operations or cash flows for the years presented.

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

In connection with these borrowings, the company recorded debt issue costs of $204,346 ($78,000 is cash and $126,346 as the fair value of 130,000 warrants issued) of which $12,988 was amortized during the year ended August 31, 2012; the remaining balance of $191,358 will be amortized in fiscal year 2013. The fair value for warrants issued as debt issue costs were based upon the following management assumptions for the year ended August 31, 2012:

Assumptions
Exercise price	$0.75
Expected dividends	0%
Expected volatility	107% -108%
Expected term: convertible debt and warrants	3 years
Risk free interest rate	0.33% - 0.41%

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

Based upon their evaluation, the PEO and PFO have concluded that the Company’s internal controls over financial reporting were ineffective as of August 31, 2012.

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

On September 1, 2010, The Original Soupman, Inc. and Arnold Casale entered into a three year employment agreement pursuant to which Mr. Casale was appointed as its Chairman and Chief Executive Officer. Pursuant to the employment agreement, Mr. Casale is to receive an annual base salary of $150,000, $175,000 and $200,000 for each of Year 1, Year 2 and Year 3 of the Agreement, of which $100,000 shall be payable annually and the balance in cash so long as the company has cash reserves of over $750,000 in the bank. If cash reserves in the bank do not exceed $750,000, the balance is to be paid in stock. Mr. Casale is entitled to a monthly car allowance of $600 per month as well as medical insurance and other benefits available to other employees. In addition, Mr. Casale was granted cashless options to purchase 250,000 shares of common stock at an exercise price of fifty cents per share, of which 100,000 vested on the first day of Year 1, and 75,000 vested on the first day of Year 2 and Year 3. The Agreement provides for termination only for cause during the first year and thereafter for any reason upon 90 days notice.

On September 1, 2010, The Original Soupman, Inc. and Robert Bertrand entered into a three year employment agreement pursuant to which Mr. Bertrand was appointed as its President and Chief Financial Officer. Pursuant to the employment agreement, Mr. Bertrand is to receive an annual base salary of $150,000, $160,000 and $170,000 for each of Year 1, Year 2 and Year 3 of the Agreement, of which $100,000 shall be payable annually and the balance in cash so long as the company has cash reserves of over $750,000 in the bank. If cash reserves in the bank do not exceed $750,000, the balance is to be paid in stock. Mr. Bertrand is entitled to a monthly car allowance of $600 per month as well as medical insurance and other benefits available to other employees. In addition, Mr. Bertrand was granted cashless options to purchase 250,000 shares of common stock at an exercise price of fifty cents per share, of which 100,000 vested on the first day of Year 1, and 75,000 vested on the first day of Year 2 and Year 3. The Agreement provides for termination only for cause during the first year and thereafter for any reason upon 90 days notice.

On September 1, 2010, The Original Soupman, Inc. and Daniel Rubano entered into a three year employment agreement pursuant to which Mr. Rubano was appointed as its Senior Vice President- Franchise Development. Pursuant to the employment agreement, Mr. Rubano is to receive an annual base salary of $25,000, $45,000 and $70,000 for each of Year 1, Year 2 and Year 3 of the Agreement. Mr. Rubano is entitled to a monthly car allowance of $400 per month as well as medical insurance and other benefits available to other employees. In addition, Mr. Rubano was granted cashless options to purchase 250,000 shares of common stock at an exercise price of fifty cents per share, of which 100,000 vested on the first day of Year 1, and 75,000 vested on the first day of Year 2 and Year 3. The Agreement provides for termination only for cause during the first year and thereafter for any reason upon 90 days notice.

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

(5)
Includes (i) options exercisable for 650,000 shares of stock that the beneficial owners have the right to exercise on the date hereof (ii) 826,486 shares of common stock that is owned by a trust of which Mr. Rametta is the trustee

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company advanced funds to two related-party franchises to complete renovations and to help with operating expenses. On November 1, 2011, the Company executed a 7% note receivable with franchisee #1 (Daniel Rubano a member of the Board of Directors and Senior VP of Franchise Development) for $255,859, which matures on October 31, 2018. On the same date the Company executed another 7% note receivable with franchisee #2 (who is neither an officer, director nor principal shareholder of the Company, but is a relative of an executive officer of one of the Company’s subsidiaries) for $229,893.   Under the terms of both notes, no principal payments are due until November 1, 2012. Total interest paid for these notes for the year ended August 31, 2012 was $35,269.

At August 31, 2012 the Company recorded a $555,856 reserve against all its franchise receivables ($485,722 of which was against its related-party receivables) due to the uncertainty of future collections based on the poor performance and poor cash flows generated at these franchise locations; however, the Company still plan on pursuing collections of this amount.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2012.
	1.	Independent Auditor’s Report
	2.	Consolidated Balance Sheets as of August 31, 2012 and 2011
	3.	Consolidated Statements of Operations for the years ended August 31, 2012 and 2011
	4.	Consolidated Statements of changes in Stockholders’ Equity for the years ended August 31, 2012 and 2011
	5.	Consolidated Statements of Cash Flows for the years ended August 31, 2012 and 2011
	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.
(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Designations for Series A(2)
4.1	2010 Stock Incentive Plan(3)
10.1	Merger Agreement between OSM Merger and Passport Arts, Inc.(2)
10.2	Agreement, dated as of April 27, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food Inc and Al Yeganeh (4)
10.3	Amendment, dated February 20, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food Inc and Al Yeganeh (4)
10.4	Forbearance Agreement dated May, 20,2011 (5)
10.5	Secured Guaranty dated May 20, 2011 (5)
10.6	Keepwell Agreement dated May 20, 2011 (5)
10.7	Amendment to Forbearance Agreement dated August 1, 2012 (7)
10.8	Endorsement Agreement, by and between Mine O’Mine, Inc. and the Company, dated as of July 29, 2011(6)
10.9	Employment Agreement of Arnold Casale dated September 1, 2010 (*)
10.10	Employment Agreement of Robert Bertrand dated September 1, 2010 (*)
10.11	Employment Agreement of Daniel Rubano dated September 1, 2010 (*)
21.1	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm (Berman & Company, P.A.) (*)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)*
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1)*
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)*
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1)*

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

SOUPMAN, INC.

Date: October 28, 2013	By:	/s/ Lloyd Sugarman
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 28, 2013	By:	/s/ Lloyd Sugarman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 28, 2013	By:	/s/ Robert Bertrand
Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2013	By:	/s/ Ron Crane
Director

Date: October 28, 2013	By:	/s/ Daniel Rubano
Senior Vice President of Franchise Development and Operations and Director