Form 10-K
period 2013-08-31
SOUPMAN, INC.
filed 2013-11-14
CIK 1475273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended August 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of February 28, 2013, was approximately $12,085,061 based on $0.48, the price at which the registrant’s common stock was last sold on that date.

As of November 7, 2013, the issuer had 37,445,720 shares of common stock outstanding.

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

On January 31, 2011, we reincorporated in Delaware and changed our name to Soupman, Inc. Thereafter, our stock began trading on the over-the-counter market under the symbol SOUP.

We manufacture and sell soup to grocery chains, the New York City Public School System and other outlets and to our franchised restaurants under the brand name “The Original Soupman®”. Our brand is well known throughout the industry and our Chicken Vegetable soup was rated as the best chicken soup in America by Consumer Reports.

Our company has a Board of Directors and Management team that is very experienced in the food, restaurant and franchise business. Tim Gannon, one of the founders and executive chef of Outback Steakhouse (“Outback”) (www.outback.com), is our Chairman of the Board and Culinary Advisor. Tim was the creator of the Bloomin’ Onion and other menu items at Outback. In addition, Lloyd Sugarman became our CEO on April 29, 2013.  Mr. Sugarman is one of the founders of Johnny Rocket’s Hamburgers (www.johnnyrockets.com), and is also a member of our Board of Directors. He has been a franchisee in our system and a member of our Board of Advisors since 2009.  Mr. Sugarman brings a wealth of restaurant and franchise experience to us.

Additional information about our Company is contained at our website, www.soupmaninc.com. Information on our website is not incorporated by reference into this report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the SEC. The following Corporate Governance documents are also posted on our website: Code of Business Conduct, Code of Ethics for Financial Management and Corporate Trading Policy. Our phone number is (212) 768-7687 and our facsimile number is (212) 768-7055.

OUR BUSINESS

Overview of our Operations

Our Company manufactures and sells soups under the “Original Soupman” brand. We sell our soups in a new innovative Tetra Recart shelf stable cartons in the canned soup aisle where most “heat & serve” retail soup, approximately $6 billion in purchases, are made in the US each year. We believe that with the new shelf-stable Tetra Recart packaging, which allows our soups to be displayed in the canned soup aisle, many consumers will choose the Original Soupman’s famous soups from Al Yeganeh over the other typical inferior tasting canned soups. We believe we will capture the health conscientious consumers who are aware that recent reports have warned consumers that canned products contain BPA, a known cancer causing agent. Tetra Recart packaging is BPA free and recyclable.

We also have franchised and licensed restaurants in specifically designated heavy traffic locations such as the Mohegan Sun Casino in Connecticut.  We sell the Original Soupman soups in bulk 8 lb. frozen “heat ‘n serve” pouches to our franchised and licensed restaurants. The bulk 8 lb. pouches are also used for the Original Soupman soups and products which we sell to the New York City Public School system.

Licensing Arrangement with Al Yeganeh

In July 2004, International Gourmet Soups licensed the exclusive rights to use, in perpetuity, the name, slogans, and recipes of Al Yeganeh, founder of the famous soup restaurant located in New York City on 8th Ave and 55 Street, in manufacturing and marketing in North America, over 40 varieties of gourmet soups under the brand “Original Soupman”.

The quality of his soup was such that Mr. Yeganeh gained a devoted local following and long lines of loyal customers outside the store that extended around the block. Mr. Yeganeh’s renowned soups abruptly went international in 1995 when they first aired the famous “soup” episode of the “Seinfeld” comedy television show, which featured a character based on Mr. Yeganeh. This episode is one of the best known and highest-rated of that phenomenally successful series, and it soon became common knowledge that the character of the irascible soup-restaurant proprietor was based—fairly or unfairly—on Mr. Yeganeh. Mr. Yeganeh was featured on “Late Night with David Letterman,” “The Oprah Winfrey Show,” “Good Day New York,” “The Today Show,” CNN, CNBC’s “Squawk Box,” “Your World with Neil Cavuto”, “Fox and Friends”, TIME Magazine, Consumer Reports and many other media venues. Mr. Yeganeh was paid $150,000 upon execution of the license agreement, which provides that he is to receive a minimum royalty of $225,000 per year through June 30, 2014 based on a right to royalties of 3% on our gross sales (as such term is defined in the license agreement) on the first $50,000,000 of gross sales, 2% on gross sales between $50,000,000 and $75,000,000 and 1% on gross sales thereafter, and 3% of our franchise fees (the latter amount to be donated to charities dedicated to relieving hunger). He also receives 50% of the net profits from the sale of certain merchandise. Pursuant to the terms of the license agreement, Mr. Yeganeh received 20% of the outstanding stock of our subsidiary Kiosk Concepts, Inc. (“Kiosk”), which manages our franchise operations. In the event of a bona fide sale of all of the stock or assets of the Company Mr. Yeganeh is to receive the lesser of 10% of the sale price less all outstanding liabilities, or $10,000,000. The license agreement with Mr. Yeganeh does not provide for any stated termination provisions.

Current Operations

We sell our soups in two distinct venues and packages. In the grocery segment, we sell our soups in the Tetra Recart shelf stable cartons that allow our soups to be displayed in the soup aisles of grocery stores along-side Campbell’s and Progresso, the category leaders. In the food service segment, we sell our soups in 8 lb. frozen boilable pouches to our franchised restaurants, licensed customers and NYC public school system.

The soups are slow cooked in small batches using Al’s original recipes. The 8 lb. boilable pouches are flash-frozen to seal in the maximum amount of flavor and are used for our franchised restaurants and foodservice business. The Tetra Recart carton soups do not require any refrigeration and have no preservatives added. Our processes enable us to ship Mr. Yeganeh’s famous soups anywhere in the world.

Soupman Inc. markets the Tetra Recart carton soups. Our OSM subsidiary markets our “Original Soupman” bulk soups and Kiosk, an 80% owned subsidiaries of OSM (of which Mr. Yeganeh owns the remaining 20%), manage our franchising operations, which collects franchise fees and royalties.

Original Soupman Tetra Carton Soups

With our launching of the Soupman brand shelf stable Tetra Recart soup in the grocery stores and supermarkets in May 2012, we are now part of the $6 billion US grocery soup category and plan to be able to gain a meaningful portion of that business. The Tetra Recart carton now allows us to sell our soups on grocery store shelves, including our best-selling soup in our restaurants, Lobster Bisque. We believe that all of our 17.3 oz. Original Soupman cartons contain a healthy, tasty, nutritious meal and that consumers will appreciate the quality of our product as an alternative to Campbell’s and Progresso soups. Tetra Recart packaging is easier to ship, easier to stock and easier on the environment. Several thousand products around the world have shifted to Tetra Recart and/or Aseptic shelf stable packaging because it is environmentally friendly and BPA-Free.

The Tetra Recart cartons give us the ability to sell our award winning soups where people look for them in the canned soup aisle. This packaging enables us to offer the same quality soups as our restaurants in a shelf stable product for less cost while maintaining significant profit margins. We believe that this will be the catalyst and inflection point which will propel the Soupman brand into the mainstream of the national soup retail industry. The first 4 varieties in 17.3 oz Tetra Recart cartons were Lobster Bisque, Chicken Noodle, Lentil and Tomato Bisque. Our first authorizations were in HEB, Safeway, Vons, Randall’s, Tom Thumb, Pavilions, A&P, and priced between $2.84 and $4.49.

We have since increased the number of varieties to include Crab Corn Chowder, Chicken Gumbo and Jambalaya, one of the Seinfeld favorites. HEB, Safeway and others have added these new varieties on their shelves. Our customer list has grown adding Ingles, Weis, Pathmark, Walmart, Stop & Shop, Giant, Martin’s, Vons Dominick’s, Tom Thumb, Randall’s, Waldbaums, Price Chopper, Wegman’s, The Fresh Market, Fairway and other major retail chains.

We believe the supermarket industry is currently seeking new product concepts to drive incremental sales and profits in today’s economy. The Original Soupman’s marketing strategy is to exceed our customer’s expectations for premium soup products and healthy meal replacements. Original Soupman targets consumers in the retail landscape that are educated, health and taste conscious, working and have limited time to cook and desire high quality meals for immediate consumption. We plan to continue to add new soups to the Tetra Recart line from our restaurants. We also hired award winning designer Rollin Binzer to redesign the package graphics for 2014, which we believe will better represent the product quality and be able to catch the eye of the consumer faster. In the future we expect to add organic soup, lower-sodium soups and recipes for our customers to follow which will help stretch the dollar by putting our soup over pasta, rice or potatoes.

We plan to target all grocery chains as well as upscale customers such as Whole Foods, Wild Oats and Trader Joe’s as potential clients for our products. In addition, we plan to expand our branded offering to soup bases, ready to use broths and dry soup mixes to compete in these growing categories with Mr. Yeganeh’s famous recipes which we believe will make his broths and stocks sought after by customers. These products will be priced for grocery and discount stores such as Walmart and are expected to have significant operating margins for our company.

Franchising

Our entire line of over 40 varieties of “Original Soupman” soups are sold directly to consumers in Original Soupman restaurants by franchisees, to whom we sell the bulk soups. We currently have 11 franchise locations (which include five co-branded locations as described below).

Our flagship Original Soupman delicatessen restaurant model opened in December 2009 at the Mohegan Sun Casino in Connecticut (www.mohegansun.com).   The franchisee of this restaurant is Lloyd Sugarman, our CEO. We expect that this 650 sq. ft. food court model can experience sales of more than $1.4 million annually. Mr. Sugarman intends to open his next Original Soupman restaurant with this food court model at the Resorts Hotel and Casino in Atlantic City NJ in 2013 and at the Mohegan Sun in the Poconos, PA.  These locations will put more emphasis on Al’s New York’s Delicatessen & Restaurant and while it will, of course, highlight Original Soupman soups, we believe the prominent delicatessen signage will attract 24-hour food business.  Robert Azinian, Original Soupman national casino developer and one of the first Johnny Rockets franchisees, has agreed to be an operating partner for these new restaurants, along with Bill White, another long time Johnny Rockets franchisee, in Atlantic City. There are also plans for full seating Al’s NY Delicatessen & Restaurants for casinos and airports with expected sales of up to $4 to $5 million annually.

We have identified casinos, airports, theme parks and other tourist locals as our preferred locations for the continued expansion of our franchises, and plan to vigorously pursue marquee destinations for additional franchise store build-outs.

Co-Branded Franchising

We will continue to seek to identify quality partners with whom we can forge a synergistic relationship, whether in the United States and/or Canada, for the purpose of expanding our brand awareness and sales volume. Our co-brand model, where our soups are served together with other franchised food items, such as Tim Horton’s coffee products, is available to professional franchise operators who in the past five years have survived the worst economic climate in their lifetimes and see the need to add consumer traffic and revenue while driving sales more consistently throughout the day. Our dedicated franchise partners agree with the synergy and benefits of co-branding with the Original Soupman.  We currently have co-branded franchise agreements with the following organizations:

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

Original Soupman Mobile Franchise Program

We have started an Original Soupman mobile food truck franchise program and we expect to begin selling franchises in December 2013; franchise fee will be $15,000 plus a weekly royalty of $200. This food truck model is designed to limit the risks associated with stores, move from location to location at busy times of the day and feature our famous soups and a limited sandwich selection that will include our Lobster Roll. We also intend to add “bowls” to this menu which consists of either rice or pasta topped with our soup. We expect the first mobile unit will open in Mannahatta Park on Wall Street in NYC in November 2013, and the first Original Soupman truck to be on the streets of New York in December 2013. Shaquille O’Neal, as an owner of Amongst Elite Inc., has agreed to help drive the growth of this mobile franchise program for our company. Transworld, a national franchise sales broker with 80 offices nationwide, will also represent the franchise sales for the mobile franchises.

Licensed Soup Program

We are testing adding our branded Original Soupman soups as a product in large chains with substantial daily foot traffic and lunch business.  This would only require a License Agreement to purchase our soups but not require fees or royalties.  This program is targeted towards select successful strategic chains such as Starbuck’s (www.starbucks.com), Subway (www.Subway.com) and Tim Horton’s restaurants (www.timhortons.com) regarding our branded Original Soupman program for their stores in the US and Canada.

In all instances we offer the power of our brand and world famous soups to strategic partners that have thousands of outlets, high traffic and proven success.  We anticipate our licensed soup initiative to become a formidable revenue source for the Company in the coming years, allowing us to take advantage of the scale these national chains provide, as well as providing a platform from which to leverage the strong and established brand awareness these potential partners have with our target consumers and the power of our celebrity Original Soupman partners.

Original Soupman Branded School Lunch Program

There have been many studies which have concluded that the menus in many school lunch programs are too high in saturated fat and cholesterol and lacking in fiber, vegetables and other nutrient-rich foods. These reports show that major changes are needed to encourage the health of our nation’s youth, and to reverse the growing trends of childhood obesity, early-onset diabetes, and hypertension, among other chronic diseases in children and teens. We have, in cooperation with the New York City Department of Education School Foods, developed a menu of low fat low calorie menu items that are high in fiber, protein and vegetable nutrients. We started shipping Original Soupman Mexicali Beans in January 2012 as a lunch item to the NYC Schools, at elementary, middle and high school levels, in all five boroughs of NYC. Approximately 860,000 million meals are served daily in the NYC School system. We continued scaling this program by adding Curried Chickpeas with Tomatillos and Stewed Pinto Beans, which are vegetarian dishes that have also been authorized in the NYC schools. In addition, we will intend to incorporate these items and our branded soups in the Newark, New Jersey School System beginning with Malcolm X. Shabazz High School, in November 2013. Our plan will be to grow this program across the nation’s school systems with the help of Shaquille O’Neal and the Healthy School Foods initiative.

Our products for  school lunches are sold  ready to ‘heat n serve’  as a branded Original Soupman product, which is user friendly for cafeteria employees (no mixing and cooking) and has been well received by the students who consider it a delicious and healthy alternative meal. In addition, we believe there are many other meals, which we can prepare in a “heat-n-serve” format for schools across the country, and we are currently testing a variety of products and formulations to meet the requirements set forth by the Department of Education. The Company displayed its products at the School Nutrition Association conference www.schoolnutrition.org in July 2012, where Shaquille O’Neal was a featured speaker and Reggie Jackson held a private event for school food buyers from around the country.  In addition, Reggie introduced several new vegetarian items which conform to the 2012-2013 USDA School Food guidelines including Curried Chick Peas and Stewed Pinto Beans.  Tim Gannon, master chef and co-founder of Outback Steakhouse and Soupman’s Culinary Director, developed these new recipes for the schools which are tasty, low in sodium, low fat and high in dietary fiber.  The conference, which was attended by 3,500 school nutritionist from around the United States, was an introduction for other school systems to taste Original Soupman products and we were very pleased they liked them and expressed interest in and a need for healthy, ready to serve meals. Original Soupman can provide more nutritional menu options for their respective students in a unique and fun way utilizing Shaquille O’Neal, whom the children look up to.  Original Soupman has created items including Shaq-A-Noodle soup, Shaq-A-Roni & Meatballs and have Shaq-A-Roni & Cheese in the works, which meet the criteria of the Healthier US Schools Challenge (“HUSSC”).The HUSSC, which is a USDA program, is a primary component of First Lady, Michelle Obama’s “Let’s Move” campaign.

We have contracted the manufacture and packaging of our bulk soups sold in our restaurants and to our food service accounts with a co-packer who has three facilities and has committed to produce up to 20 million pounds of our soup per year.  This co-packer recently completed a $30 Million plant expansion which will increase their annual production capacity by 90 million pounds.

In addition, we have contracted manufacturing of our Tetra products to a company with plants in the US and Canada. They recently completed a new $50 million state-of-the-art manufacturing plant in Maryland with capacity to produce $300,000,000 of product annually at this time with plans for continued expansion.

High Profile Strategic Brand Champions

We have signed agreements with a trio of American Icons; Yankee great Reggie Jackson; Seinfeld star Jason Alexander; and NBA superstar Shaquille O’Neal.

Reggie Jackson, “Mr. October”, The Hall of Fame Great, has joined our management team in an advisory capacity to represent our brand in the media with high profile customers and at trade shows.  Reggie’s high profile and business contacts enable The Original Soupman to gain high-level meetings with industry leaders.  He is a “door opener” for our brand and a world-class ambassador for The Original Soupman.

Jason Alexander played George Costanza in the famous Seinfeld “Soup” episode that portrayed Al Yeganeh’s character.  We intend for him to be our spokesperson to drive sales and awareness and spearhead the marketing of the shelf stable Soupman product launch.

Shaquille O’Neal is a future NBA Hall of Fame basketball player who is currently one of the most followed athletes on Twitter with almost 8 million followers. This social media mastery is only part of what Shaq brings to the Original Soupman team. His business acumen includes being an early investor in Google and Vitamin Water (bought out by Coca-Cola for $4 Billion) as well as starring in his own reality show and selling over a hundred million pair of ‘value-priced’ sneakers under the SHAQ brand in Walmart and other retailers. In addition, Shaq is invested in several restaurant chains and has extensive relationships we believe will be fortuitous in gaining partnerships with national chains for The Original Soupman in the future.  We intend for him to assist our marketing campaigns for Tetra Recart soups, mobile franchises as well as the school healthy foods programs.

E-Commerce and On-Line Distribution

We are a legendary brand with extraordinary awareness. While our distribution channels continue to be built, we maintain an interactive website which allows our loyal Soupman fans from around the world to purchase our Tetra Recart carton soup varieties as well as our collection of licensed merchandise. Our e-commerce website is www.originalsoupman.com.  Information on this e-commerce website is not incorporated by reference into this report.

THE SOUP MARKET

Soup is purchased by 92% of U.S. households, a sign of strong consumer acceptance of the food category (Mintel-US-SOUP-2013). Recession-inspired frugality resulting in changing consumer purchase habits has worked to soften sales in the $6.4 billion soup industry. In spite of this challenging market, manufacturers have invested capital and Research and Development (R&D) resources to bring market offerings into line with consumers’ needs and desires. Some of the initiatives include introducing more trendy soup flavors and new products to expand consumers’ use of soup beyond “winter comfort food” and more toward meal-preparation solutions (Mintel-US-SOUP 2012). Our goal is to capture at least 2% of that market over the next five years, equivalent to $128 million in wholesale supermarket sales.

Supermarket Stores

The Supermarket industry consists of over 37,053 stores with 2012 total annual sales of $602.6 billion (Food Marketing Institute 2013). In addition, there are over 136,000 grocery stores with similar revenue. It is our goal to capture a portion of this market.

Fast-Food Trends

Within the food service industry, fast food represents $188.0 billion of total restaurant sales in 2013, which is a 4.9% increase over the prior period. There are approximately 313,000 fast food stores in the U.S. (Nations Restaurant News 2013). People are frequenting fast-food outlets more often and are spending more money at fast-food outlets.

Health concerns are also forcing fast-food outlets to add healthier foods to their menus. With baby boomers worrying about cholesterol, and big chains being sued over high-fat content foods, it’s tempting to conclude that finally, health concerns are rewriting fast-food menus. Based upon the nutritional content of our soup, we believe our soups offer a healthy alternative to other foods sold at fast food outlets.

An important subset of the branded premium specialty operations is the growing popularity of upscale “quick-casual” fast-food concepts, as exemplified by restaurants such as those in the Panera Bread, Cosi, and Chipotle Mexican Grille chains. Our target customer has an annual household income of $75,000 or more, educated and health conscious. It is our opinion that quick-casual consumers are more health conscious and want lighter fare, all-natural products, and varied international or exotic ingredients. They have less time for lunch and dinner, and regard quality take-home foods as supplementing, or as an alternative to, home cooking. These consumers are seeking “home meal replacement choices” and we believe that soup is the perfect home meal replacement choice.

We estimate that soup currently accounts for 4% of U.S. food-service sales. We believe that we can profit from each of the trends noted above—stores seeking to increase ticket sales, consumers seeking healthier fare, and the growing popularity of branded, comparatively upscale outlets— because they will lead to an increase in the soup component of food-service sales. In particular, to take advantage of these trends we have developed a “clip-on” Original Soupman co-branded franchise model, in which our soup products in certain outlets are one of several co-branded food concepts; providing an outlet a means of increasing ticket sales and offsetting the effects of seasonality. In addition, we are planning to begin our mobile food truck franchising program in December 2013.

Fast-Food Franchises

We are currently franchising fast-food “Original Soupman” co-branded stores in high-traffic locations (including shopping malls, airports, casinos, travel plazas, tourist locations, and major city centers) throughout the U.S. We have had franchise approvals in 47 U.S. states and have now submitted our franchise offering documents to include our mobile franchise program, for which we expect approval in December 2013. Since October 2004, more than 10,000 applications from potential franchisees have been received. Our focus is on experienced multi-store operators, mobile soup truck owner/operators and co-branding into existing successful operations.

Franchising Terms

Our franchise fee is generally $35,000 per store (although in certain situations, where a franchisee agrees to open three or more stores, we charge a discounted fee), $20,000 for a co-branded store and $15,000 for mobile franchises. We collect a 5% royalty on all sales of products sold by all franchisee, plus a $200 weekly royalty, in addition to revenue we receive from the franchisee for the purchase of the soups. Each franchise is for a ten-year term, which is automatically renewable if the franchisee is in compliance with our franchise requirements, which include meeting quality standards, following the procedures set forth in our operations manual, selling our soups exclusively and making prompt payment.

The Original Soupman Delicatessen & Restaurant (our first of this model) opened in the Mohegan Sun Casino in Connecticut in December 2009; it is a 650 square foot restaurant with common seating. A typical Original Soupman Delicatessen & Restaurant could cost up to $200,000 or more depending on the size and location. Due to our simple equipment packaging, this is relatively inexpensive compared to the average restaurant cost. Our stores also require no fat fryers or fire suppression systems. We believe that consumers prefer to dine in a comfortable setting with seating and we intend to continue to refine this Delicatessen & Restaurant model while also working to co-branded. The Original Soupman, throughout the United States and Canada with quality partners which co-branding franchise only requires approximately $60,000 in capital investment.

PRICING AND GROSS MARGINS

We sell our “Original Soupman” franchisees products at an average price of approximately $35 per case which returns an average gross margin of approximately 25%. Our franchisees have signed 10-year contracts with the Company, with a 10 year auto-renewal provisions. Our Tetra Recart soups are competitively priced with the premium packaged soups and we believe taste far superior while returning an average gross margin of approximately 40%.

Franchisees are free to set retail prices at their restaurants, and we expect that franchise outlets will sell a 12-ounce bowl of hot soup for approximately $6 and possibly more for Lobster bisque. To be competitively priced, we have also implemented a daily special in our restaurants for $6.95, which includes a cup of the Original Soupman soup, ½ sandwich or salad and fresh brewed tea or lemonade. We have also implemented a pay one price strategy of $4.49 for a cup and $5.99 for a bowl in order to have our customers have a better price/value perception of Original Soupman while returning a cost of goods sold of approximately 35% for our operators.

MARKETING

We are building on the fame of Mr. Yeganeh by investing strategically in people, packaging, advertising, promotions and by establishing a corporate identity. We have also invested sparingly in trade events including the Multi –Unit Operator Conference, the FMI (Food Marketing Institute) show, MUFSO conference, IFA conference, ARN conference and The Money Show conferences. We sample our soups and are able to meet potential restaurant operators, customers and strategic partners at these events.

We have signed on three food brokerage firms to sell our new Tetra Recart soups in the grocery and club store industries. Advantage Sales & Marketing (http://asmnet.com) represents us in all national supermarket chains, Walmarts and Target stores as well as distributors, convenience stores and drug chains including CVS, Walgreen’s and Rite Aid. Acosta Sales & Marketing (http://www.acosta.com) handles $1.4 billion in annual sales to Safeway stores and handles us product exclusively at Safeway. Innovation Sales (http://www.foodmarketingcoop.com) works exclusively selling to Costco and has several full distribution “Kirkland signature” items.

In keeping with Mr. Yeganeh’s tradition of feeding the hungry and homeless, we have formed a charitable foundation called “Al Feeds the Hungry Foundation” from which we make donations to local organizations that help feed the hungry. Our agreement with Mr. Yeganeh provides that 3% of the franchise fees payable to Mr. Yeganeh shall be paid to a charity named by Mr. Yeganeh which helps feed the hungry. To date, we have donated over $75,000 in cash and meals.

PRODUCTS AND OPERATIONS

Our “Original Soupman” product line consists of all of Al Yeganeh’s soups, which to date consists of 40 different types, each featuring fresh ingredients and exotic flavors. Mr. Yeganeh and our team developed a proprietary cooking process, — unique to the food manufacturing industry — enabling them to produce a line of packaged and frozen gourmet soups of the highest quality. We make all our products from raw materials, initially sautéing primary components, then gradually adding complementary ingredients. All of our soups are manufactured and packaged by us or our manufacturers at their facilities and shipped by common carrier or their trucks.

Products sold through our franchise program and our kettle soups are packed in 8-pound boilable poly bags which have been designed to lock in flavor and frozen. At the point of sale, the soup is heated in branded kettles that “finish” the soup and bring all flavors to their peak. No additional ingredients, except lobster and crab meats for our specialty soups, are required. We add some fresh herbs as a garnish at our stores which include dill, cilantro and fresh basil. Franchisees will offer toppings for the soups, such as sour cream, guacamole, cheese or onions, which add variety to each soup offering.

In May 2012 we began selling our “The Original Soupman” soups to consumers in grocery stores in the Tetra Recart cartons, which allowed, for the first time, our soups to be displayed on shelves in the canned soup aisle. Tetra Recart packaging not only allows us to eliminate the need to refrigerate our soups and allows our soups to be displayed on the shelves in the soup aisles, but also the Tetra Recart cartons are easier to ship, easier to stock and easier on the environment. We originally packed Lobster Bisque, Chicken Noodle, Lentil and Tomato Bisque in the Tetra Recart packaging. In September 2013 we introduced 3 new varieties in the tetra packaging: Crab Corn Chowder, Chicken Gumbo and Jambalaya.

COMPETITION

We compete directly with national and regional soup wholesalers, marketer of canned and packaged soups, and regional retail soup chains. In addition, we compete indirectly with many well-established food-service companies, including fast-food restaurants, delicatessens, take-out food service companies, supermarkets, and convenience stores.

Our competition includes the following companies.

Regional and National Wholesale Manufacturers (kettle programs)

1. Heinz—Chef Francisco
2. Campbell’s—Stockpot
3. Kettle Cuisine

Branded Marketers (canned, cartons, refrigerated, jarred, Tetra Recart)

1. Campbell’s—Stockpot, GO Soups, Selects, Gourmet Bisques, Chunky and Kettle Soups
2. Pacific
3. Hain Food Group—Imagine Soups
4. Blount (Costco Kirkland refrigerated soups)
5. Wolfgang Puck
6. Progresso

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

Barriers to entry are moderate in this industry. The start-up costs for equipment, supplies, and establishing distribution are significant, and it is critical that one have access to industry expertise. Due to the size and complexity of their equipment and their existing production techniques, the larger soup companies are not equipped to produce higher-quality, all-natural gourmet soups. Regional producers of refrigerated gourmet soups are in general, unable to freeze their product. This shortens its shelf life and therefore limits how widely the product can be distributed. In addition, there is little consumer awareness of regional brands, such as Hale & Hearty.  We have not experienced these barriers to entry as we are a low capital intense national retailer with the ability to ship frozen products nationally and even internationally, to Canada.

EMPLOYEES

We currently have seven full time employees.

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

Our growth will depend in part on our ability to attract and retain qualified franchisees and the ability of our franchisees to maximize penetration of their designated markets and to operate their stores successfully. Although we have established criteria to evaluate prospective franchisees, there can be no assurance that our franchisees will successfully develop or operate these stores in their franchise areas in a manner consistent with our standards. Financial difficulties of franchisees may also from time to time require us to establish reserves with respect to amounts due.

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

The opinion of our independent registered accounting firms for our fiscal years ended August 31, 2013 and August 31, 2012 is qualified subject to substantial doubt as to our ability to continue as a going concern. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At August 31, 2013, we had short term debt of approximately $6 million, of which approximately $1.73 million automatically converts, and an additional $1.0 million is expected to convert, to equity upon a capital raise of $2.0 million or more.

Our Company has not yet generated any net income.

Our Company has not generated any net income to date. For our business model to generate net income, we will need to significantly increase our sales.

We have a limited operating history which provides limited reference for you to evaluate our ability to achieve our business objectives.

We have a limited public operating history, are subject to the risks and uncertainties associated with early stage companies and have historically operated at a loss. Accordingly, you will have a limited basis on which to evaluate our ability to achieve our business objectives.

We are awaiting court approval of the settlement of certain SKI legacy issues.

We have executed a settlement agreement with the Trustee in bankruptcy for Soup Kitchen International, Inc. (“SKI”) and are awaiting the approval of the settlement by the bankruptcy court. The settlement provides, for the payment of $950,000, of which $350,000 is to be paid by OSM and $600,000 will be paid by the Company’s D&O insurance carrier. In addition, in connection with the settlement agreement, the Company will be released from approximately $300,000 in secured debt which OSM had guaranteed in connection with its purchase of the assets of SKI. Although we have executed the settlement agreement, the Company has vigorously defended this action believing it to be wholly without merit. The expense of the settlement to the Company, once approved by the court, will not be significant; however, its effect on the Company’s immediate cash position, once paid, is expected to be. No assurance can be given what effect any failure to make the payment may have on the settlement agreement or ultimate resolution of the matter given the Company’s current cash position.

We need to raise additional capital.

Because we have not yet generated net income and have negative cash flow from operations since inception, we need to secure additional capital to enable us to implement our planned marketing, advertising and merchandising strategies. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the promotion of our new shelf stable Tetra Recart packaging, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  In addition, if our anticipated sales for the next few months do not meet our expectations, our capital resources may not be sufficient to meet our cash flow requirements. To secure additional financing, we may need to borrow money or sell more securities, which may dilute the value of our shares. We may also be unable to secure such additional financing on favorable terms or at all.

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

We are dependent upon the personal efforts and skills of our executive officers, in particular Mr. Sugarman and Mr. Bertrand.  We have not obtained “keyman” life insurance on any of the lives of our employees.

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

Our lack of an independent audit committee  at this time may hinder our board of directors effectiveness in fulfilling the functions of the audit committee without undue influence from management and until we establish such committee will prevent us from obtaining a listing on a national securities exchange.

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, we have no independent audit committee. Our full board of directors functions as our audit committee and is comprised of five directors, two of which are considered to be "independent" in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing a company's processes relating to their risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. An independent audit committee is required for listing on any national securities exchange, therefore until such time as we have an independent audit committee we will be ineligible for listing on any national securities exchange.

Our board of directors’ acts as our compensation committee, which presents the risk that compensation and benefits paid to those executive officers who are board members and other officers may not be commensurate with our financial performance.

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

The trading price of our common stock has been subject to wide fluctuations. The price of our common stock may fluctuate in the future in response to quarter-to-quarter variations in operating results, material announcements by us or our competitors, governmental regulatory action, conditions in the nutritional supplement industry, negative publicity, or other events or factors, many of which are beyond our control. In addition, the stock market has historically experienced significant price and volume fluctuations, which have particularly affected the market prices of many dietary and nutritional supplement companies and which have, in certain cases, not had a strong correlation to the operating performance of these companies. Our operating results in future quarters may be below the expectations of securities analysts and investors. If that were to occur, the price of our common stock would likely decline, perhaps substantially.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our primary offices are located at 1110 South Avenue, Staten Island, New York 10314. We currently rent approximately 400 square feet of office space in Staten Island, New York for monthly rent of $3,120. We believe our current offices will be adequate for the foreseeable future.

Item 3.  Legal Proceedings

On October 26, 2010, a third party action was filed against OSM, certain principals of OSM and other third parties, Case Index #1-10-44670. The action in U.S. Bankruptcy Court, Eastern District, New York,  sought, among other things, to invalidate OSM’s purchase of assets from Soup Kitchen International, Inc., which was subject to a bankruptcy petition. The Company has always considered the action to be wholly without merit, because, among other things: (1) an independent appraisal was performed prior to the asset transfer; (2) an additional independent appraisal was performed by a third party in May of 2012, which showed Soup Kitchen had no value; (3) OSM paid $100,000 in cash and guaranteed secured debt in the amount of approximately $3,670,000; and (4) shareholder approval was obtained.  Following mediation, the parties to the action, including the Trustee in bankruptcy for Soup Kitchen, have entered into a settlement agreement, in which the parties have agreed to settle the action against OSM for $950,000, of which  $350,000 is payable by OSM and $600,000 is payable by the D&O insurance carrier.  In connection with the settlement agreement, OSM will also be released from approximately $300,000 in secured debt which OSM had guaranteed in connection with its purchase of the assets of Soup Kitchen.  The settlement agreement is subject to court approval which is pending.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock has traded on the over the counter market under the symbol “SOUP” since February 1, 2011. The following table states the range of the high and low sales prices of our common stock for each of the calendar quarters during the years ended August 31, 2013 and August 31, 2012. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. As of November 1, 2013 there were approximately 700 stockholders of record of our common stock; this number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED AUGUST 31, 2013
Fourth quarter	$.73	.40
Third quarter	$.82	.44
Second quarter	$.61	.38
First quarter	$.73	.50
YEAR ENDED AUGUST 31, 2012
Fourth quarter	$1.00	.69
Third quarter	$.94	.63
Second quarter	$1.05	.67
First quarter	$1.65	.95

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

Equity Compensation Plan

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended August 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
2010 Stock Incentive Plan	1,975,000	.53	750,000

Equity compensation plans not approved by stockholder	N/A	N/A	N/A
Total	1,975,000	.53	750,000

Recent Sales of Unregistered Securities

The following unregistered securities were issued by the Company between June 1, 2013 and August 31, 2013:

The Company issued 1,023,750 shares of common stock at $0.40 for cash proceeds of $409,500.

The Company issued 853,761 shares of common stock for services rendered at prices ranging from $0.40 - $0.73 per share having a fair value of $451,334, based upon the quoted closing trading price on the date the shares were issued.

The Company issued 1,223,126 shares of common stock in connection with the issuance of notes at prices ranging from $0.40 - $0.73 per share and recorded $196,638 as debt discount.

The Company issued 504,750 shares of common stock at in connection with the Forbearance Agreement, as amended, with Penny Hart at $0.73 per share having a fair value of $368,468, based upon the quoted closing trading price on the date the shares were issued. See Note 8(C) of the Notes to the Consolidated Financial Statements included in “Item 1 — Financial Statements”.

All securities setout above were issued pursuant to Section 4(a)(2) of the Securities Act. The holders represented that they were “accredited investors” and their intention to acquire the securities for investment only, and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 6.  Selected Financial Data

Not required because the Company is a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2013 found in this report and the risk factors other information set forth in herein or in our Current Reports filed with the Securities and Exchange Commission. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks.

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

Overview

Our Company manufactures and sells soups under the “Original Soupman” brand.  We sell our soups in a new innovative Tetra Recart shelf stable cartons  in the canned soup aisle where most “heat & serve” retail soup approximately $6 billion in purchases are made in the US each year.  We believe that with our new shelf-stable Tetra Recart packaging, which allows our soups to be displayed in the canned soup aisle, many consumers will choose the Soupman’s famous soups from Al Yeganeh over the other typical inferior tasting canned soups. We believe we will capture the health conscientious consumers who are aware that recent reports have warned consumers that canned products contain BPA, a known cancer causing agent. Tetra Recart packaging is BPA free and recyclable.

We also have franchised and licensed restaurants in specifically designated heavy traffic locations, such as the Mohegan Sun Casino in Connecticut.  We sell the Original Soupman soups in bulk 8 lb. frozen “heat ‘n serve” pouches to our franchised and licensed restaurants. The bulk 8 lb. pouches are also used for the Original Soupman soups and products which we sell to the New York City Public School system.

Results of Operations - Year ended August 31, 2013

The following table summarizes our operating results for the years ended August 31, 2013 and 2012; all amounts have been rounded to the nearest thousandth.

	2013	2012
Revenue	$2,383,000	$1,898,000
Cost of Sales	1,987,000	1,502,000
Gross Profit	396,000	396,000
Operating Expenses	4,805,000	5,473,000
Loss From Operations	(4,409,000)	(5,077,000)
Other Income (Expense)	(2,159,000)	(1,253,000)
Net Loss (including non-controlling interest)	$(6,568,000)	$(6,330,000)

Revenue
Soup sales accounted for approximately 92% and 90% of overall revenue for the years ended August 31, 2013 and 2012, respectively, while franchise revenues accounted for the remaining 8% and 10%, respectively. Our year-over-year revenues increase of approximately 26% was primarily attributable to the continued introduction of our new Tetra Recart line of soups and the soup line sold to the New York City school system.

Our Tetra Recart line of soups accounted for approximately $1,154,000 (48%) of total revenue, while sales to the New York City school system accounted for approximately another $261,000 (11%) of total revenue.  Our year-over-year soup sales increased 29%, primarily attributable to a 159% increase in Tetra Recart sales and a 23% increase in sales to the New York City School System.  These were offset by a 19% decrease in sales to our franchisees.

Reported revenues are net of slotting fees (a fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts (early payment discounts).  Slotting fees for the years ended August 31, 2013 and 2012 were approximately $260,000 and $139,000, respectively, while sales discounts for the same periods were approximately $35,000 and $28,000 respectively.

Cost of Sales
Costs of sales, for the years ended August 31, 2013 and 2012, included freight of approximately $181,000 and $111,000 respectively.  Cost of sales represents costs associated with soup sales only; the Company had no cost of sales associated with franchise activities.

Cost of Sales as a percent of soup sales was approximately 91% and 88% for the years ended August 31, 2013 and 2012, respectively.  This percentage is negatively impacted by slotting fees and sales discounts, which lowers the reportable revenue and therefore increase our cost of sales percentage.  Cost of sales as a percentage of soup sales increased approximately 3% year-over-year, primarily due to a 4% increase in year-over-year slotting fees as a percentage of cost of sales and a 2% increase in freight costs as a percentage of cost of sales. Actual costs of manufacturing our soups (shown as a percentage of total costs of sales) dropped 1% between the years ended August 31, 2012 and 2013. We expect our costs of sales (specifically cost of ingredients, packaging and freight due) to decrease in 2014 as we transition to our packers Maryland location.

Operating Expenses
Operating expenses for the years ended August 31, 2013 and 2012 were approximately $4,805,000 and $5,472,000, respectively, or 184% and 268% of revenue, respectively.  Major components of our operating expenses for the year ended August 31, 2013 primarily consisted of approximately $2,043,000 for stock issued for services, approximately $1,179,000 for payroll and payroll related expenses, approximately $656,000 in professional fees, approximately $215,000 for the promotion of our products, $225,000 in royalty fees, approximately $137,000 for business travel and approximately $88,000 in insurance expense.

Other Expenses
Other expenses were approximately $2,159,000 and $1,253,000, respectively, for the years ended August 31, 2013 and 2012. Our year-over-year increase in other expenses of approximately $906,000 was primarily associated with an approximately $759,000 increase in interest expense, an approximately $828,000 change in derivative expense, an approximately $176,000 charge in 2013 for non-payment of debt, offset by an approximately $862,000 gain from the deconsolidation of our variable interest entity.

Net Loss
Our net loss for the year ended August 31, 2013 as compared to the year ended August 31, 2012 increased approximately $238,000 or approximately 4%, primarily due to the many factors discussed above under Revenue, Cost of Sales, Operating Expenses and Other Expenses. Net loss for the year ended August 31, 2013 was approximately $6,568,000 or $0.20 per share (basic and diluted).

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

Liquidity and Capital

The following table summarizes our working capital for the years ended August 31, 2013 and 2012; all amounts have been rounded to the nearest thousandth.

	As of August 31, 2013	As of August 31, 2012
Current assets	$779,000	$481,000
Current liabilities	$11,564,000	$8,355,000
Working capital (deficit)	$(10,785,000)	$(7,874,000)

At August 31, 2013, we had cash and cash equivalents of approximately $115,000 as compared to approximately $174,000 at August 31, 2012.  Since August 31, 2013, we have raised additional capital of $391,000 through the issuance of notes and sale of common stock.  Our year-over-year working capital deficit increased approximately $2.9 million, primarily due to an increase in net debt of $1,392,000 an increase in derivative liabilities associated with the convertible notes payable and warrants of $1,382,000 and an increase in accounts payable and accrued liabilities of approximately $419,000, offset by an increase in inventory of approximately $332,000.

For the year ended August 31, 2013 net cash used in operating activities was approximately $2,256,000 as compared to approximately $1,605,000 for the year ended August 31, 2012.  Our primary uses of net cash from operating activities for the year ended August 31, 2013 were losses from operations of approximately $6,568,000 and increases in accounts payable – net of approximately 1,218,000, inventory of approximately $332,000, accounts receivable – net of approximately $129,000, and a non-cash adjustment for the deconsolidation of SKI of approximately $862,000, offset by non cash adjustments to reconcile net loss to net cash of expenses relating to shares issued  of approximately $2,402,000, amortization expenses relating to debt of approximately $1,072,000, change in derivative expenses of approximately $474,000 and losses on debt extinguishments of approximately $339,000.

Our primary uses of cash for the year ended August 31, 2012 were losses from operations of approximately $6,330,000 and increases in accounts payable and accrued liabilities of approximately $1,400,000, accounts receivable of approximately $237,000 and a non-cash adjustment for derivative expense of approximately $354,000, offset by non cash adjustments to reconcile net loss to net cash of expenses relating to shares issued of approximately $2,244,000, allowance taken on notes and franchise receivables of approximately $635,000,  amortization expenses related to debt of approximately $534,000, losses on debt extinguishments of approximately $341,000 and bad debt expense of approximately $108,000.

Net cash used in investing activities for the year ended August 31, 2013 was approximately $1,000, from advances to franchisees.  This compares with net cash used in investing activities of approximately $5,000 for the year ended August 31, 2012 which was primarily from the purchase of property and equipment.

Net cash provided by financing activities for year ended August 31, 2013 was approximately $2,197,000 which included approximately $2,088,000 from the issuance of convertible notes and approximately $410,000 from the sale of common stock offset by approximately $263,000 used for the repayment of debt and approximately $36,000 paid as direct offering costs.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of approximately $10,669,000 through August 31, 2013 and have incurred a net loss of approximately $6,568,000 for the year ended August 31, 2013. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At August 31, 2013, we had short term debt of approximately $6,001,000 and a working capital deficit of approximately $10,786,000. These factors raise substantial doubt about our ability to continue as a going concern. The opinion of our independent registered accounting firm for the fiscal year ended August 31, 2013 is unqualified, however the opinion does state that there is substantial doubt as to our ability to continue as a going concern. During the year ended August 31, 2013, we raised approximately $2,497,000 (net of expenses) from the issuance of our common stock and the issuance of notes and since then we have raised an additional $391,000 from the issuance of notes and the issuance of common stock. Our debt of approximately $6,001,000 includes a guarantee of SKI's debt in the amount of approximately $2,991,000; however none of it is past due. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the promotion of our new shelf stable Tetra Pak, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

We are currently seeking additional funding from investors as well as an investment bank for an operating line of credit secured by receivables and inventory. While we believe we will require approximately $6,000,000 to implement our full business strategy, we believe that if we are able to raise no less than $1,500,000, it will be sufficient to support our operations for the next 12 months. If we are unable to raise the entire $6,000,000, we will be forced to reduce our marketing and promotion efforts and potentially the size of our operations as well, unless current sales increase enough to support implementing our full business plan. We believe that at $6,000,000 in sales, our operations would be self-sustaining and cash flow positive. Due to the fact that we use co-packers to manufacture our products, have no bricks and mortar, rent very modest space and only have 9 full time employees, many of our fixed costs are minimal and will remain unchanged regardless of how much money we are able to raise. If we are forced to reduce our marketing and promotion efforts and/or size of our operations because we are unable to raise the entire $6,000,000 and current sales do not increase enough to support implementing our full business plan, our revenues will likely be less than had we been able to implement our full program, and as a direct result our income may suffer, and may not be sufficient to cover our negative cash flow, negatively affecting our liquidity.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Not required because the Company is a smaller reporting company

Item 8.  Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors
Soupman, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Soupman, Inc. and its subsidiaries (“the Company”) as of August 31, 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2013 and the results of their consolidated operations and  cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses for the years ended August 31, 2013 and 2012 and has a working capital deficit as of August 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
November 13, 2013

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
Member Florida Institute of Certified Public Accountants

Soupman, Inc. and Subsidiaries
Consolidated Balance Sheets

	August 31, 2013	August 31, 2012

Assets

Current Assets
Cash	$114,894	$174,315
Accounts receivable - net	307,051	279,872
Inventory	332,183	-
Prepaid expenses and other	24,416	26,474
Total Current Assets	778,544	480,661

Property and Equipment - Net	18,104	27,355

Other Assets
Accounts receivable - related parties - net	51,657	2,799
Due from franchisee	6,369	5,742
Debt issue costs	6,076	191,358
Intangible assets - net	29,900	48,769
Other assets	4,800	32,188
Total Other Assets	98,802	280,856

Total Assets	$895,450	$788,872

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$3,308,046	$2,889,330
Accounts payable and accrued liabilities - related parties	241,083	224,436
Debt - net	6,000,664	4,608,775
Deferred franchise revenue	118,750	118,750
Derivative liabilities	1,895,630	513,493
Total Current Liabilities	11,564,173	8,354,784

Equity
Series A convertible preferred stock, par value $0.001; 2,500,000 shares authorized; 1,165,573 and 1,200,266 issued and outstanding	1,166	1,200
Common stock, par value $0.001; 75,000,000 shares authorized; 36,615,720 and 30,904,790 issued and outstanding	36,616	30,905
Additional paid in capital	8,512,970	5,053,684
Accumulated deficit	(18,557,209)	(12,079,451)
Total Stockholders' Deficit	(10,006,457)	(6,993,662)
Noncontrolling interest	(662,266)	(572,250)
Total Equity	(10,668,723)	(7,565,912)

Total Liabilities and Stockholders' Deficit	$895,450	$788,872

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended August 31,
	2013	2012

Revenue
Soup sales - net	$2,184,893	$1,700,058
Franchise fees	20,000	-
Franchise royalties	178,431	197,653
Total revenue	2,383,324	1,897,711

Cost of sales	1,987,263	1,502,268

Gross profit	396,061	395,443

Operating expenses:
General and administrative expenses	4,579,580	5,247,213
Royalty expenses	225,000	225,000
Total operating expenses	4,804,580	5,472,213

Loss from operations	(4,408,519)	(5,076,770)

Other income (expense)
Interest income	17,500	36,183
Other income	-	14,875
Interest expense	(1,631,386)	(872,210)
Derivative expense	(474,111)	(11,715)
Change in fair value of derivative liabilities	-	366,067
Loss on debt extinguishment	(338,507)	(340,927)
Forbearance agreement	(368,468)	(396,000)
Non-payment of debt penalty	(175,688)	-
Prepayment of debt penalty	(50,250)	(49,250)
Gain from deconsolidation of variable interest entity - net	861,655	-
Total other income (expense) - net	(2,159,255)	(1,252,977)

Net loss including noncontrolling interest	(6,567,774)	(6,329,747)
Less: net loss attributable to noncontrolling interest	(90,016)	(120,714)

Net loss attributable to Soupman	$(6,477,758)	$(6,209,033)

Basic and diluted loss per common share	$(0.20)	$(0.22)

Weighted average number of common shares outstanding during the period - basic and diluted	32,442,840	28,357,988

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statement of Stockholders 'Deficit
For the Years Ended August 31, 2013 and 2012

	Preferred Stock		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, August 31, 2011	1,523,033	$1,523	27,291,834	$27,292	$1,610,654	$(5,870,418)	$(451,536)	$(4,682,485)

Conversion of preferred stock to common stock	(322,767)	(323)	322,767	323	-	-	-	-

Stock based compensation	-	-	-	-	306,663	-	-	306,663

Stock options exercised ($0.50/share)	-	-	200,000	200	99,800	-	-	100,000

Issuance of common stock for services rendered and payroll ($0.65 - 1.65/share)	-	-	1,770,189	1,770	1,681,863	-	-	1,683,633

Issuance of common stock for forbearance agreement ($0.72/share)	-	-	550,000	550	395,450	-	-	396,000

Issuance of common stock for settlement of debt ($0.85/share)	-	-	500,000	500	424,500	-	-	425,000

Issuance of common stock on notes payable ($0.70 - $0.90/share)	-	-	260,000	260	209,740	-	-	210,000

Issuance of common stock and warrants for cash ($1/share)	-	-	10,000	10	9,990	-	-	10,000

Warrants issued as debt issue costs	-	-	-	-	126,346	-	-	126,346

Debt discount - beneficial conversion feature	-	-	-	-	71,333	-	-	71,333

Reclassification of derivative liability to additional paid in capital	-	-	-	-	117,345	-	-	117,345

Net loss	-	-	-	-	-	(6,209,033)	(120,714)	(6,329,747)

Balance, August 31, 2012	1,200,266	1,200	30,904,790	30,905	5,053,684	(12,079,451)	(572,250)	(7,565,912)

Conversion of preferred stock to common stock	(34,693)	(34)	34,693	34	-	-	-	-

Stock based compensation	-	-	-	-	18,448	-	-	18,448

Issuance of common stock for cash ($0.40)	-	-	1,023,750	1,024	408,476	-	-	409,500

Issuance of common stock for services rendered and reduction of accrued payroll ($0.38 - $0.73/share)	-	-	2,683,761	2,684	2,040,761	-	-	2,043,445

Issuance of common stock for forbearance agreement ($0.73/share)	-	-	504,750	505	367,963	-	-	368,468

Issuance of common stock with notes payable ($0.40 - $0.90/share)	-	-	121,600	122	74,918	-	-	75,040

Issuance of common stock with notes payable - recorded as debt discount ($0.40 - $0.90/share)	-	-	1,223,126	1,223	192,602	-	-	193,825

Issuance of common stock for nonpayment of notes payable ($0.40 - $0.70/share)	-	-	119,250	119	64,944	-	-	65,063

Debt discount - beneficial conversion feature	-	-	-	-	177,268	-	-	177,268

Modification of loans under modification accounting	-	-	-	-	66,312	-	-	66,312

Warrants issued as debt issue costs	-	-	-	-	37,094	-	-	37,094

Original issue discount	-	-	-	-	10,500	-	-	10,500

Net loss	-	-	-	-	-	(6,477,758)	(90,016)	(6,567,774)

Balance, August 31, 2013	1,165,573	1,166	36,615,720	36,616	8,512,970	(18,557,209)	(662,266)	(10,668,723)

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended August 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(6,567,774)	$(6,329,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	32,750	78,887
Bad debt expense - related party	20,520	28,792
Depreciation	9,251	10,745
Amortization of intangibles	18,869	18,921
Amortization of debt discount	813,534	521,508
Amortization of debt issue cost	258,856	12,988
Allowance taken on notes receivable franchisee	-	70,084
Allowance taken on notes receivable franchisees - related parties	-	485,772
Allowance taken on franchisee receivable - related party	-	78,990
Prepayment of debt penalty	-	49,250
Stock based compensation	18,448	306,663
Stock issued for services	1,870,644	1,541,400
Stock issued for non-payment of notes	65,063	-
Stock issued for repayment of notes	98,250	-
Stock issued for forbearance agreement	368,468	396,000
Loss on debt extinguishment	338,507	340,927
Derivative expense	474,111	11,715
Change in fair market value of derivative liabilities	-	(366,067)
Gain on write-off of accounts payable	-	(26,514)
Deconsolidation of variable interest entity	(861,655)	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(59,929)	(224,517)
Accounts receivable - related party	(69,378)	(12,977)
Inventor	(332,183)	-
Other assets	27,388	(27,388)
Prepaid expenses	2,058	30,427
Increase (Decrease) in:
Accounts payable and accrued liabilities	1,028,660	1,295,312
Accounts payable and accrued liabilities - related parties	189,448	104,257
Net Cash Used in Operating Activities	(2,256,094)	(1,604,572)

Cash Flows From Investing Activities:
Proceeds from notes receivable - franchisees	-	192,582
Proceeds from note receivable - other	-	6,000
Advances to franchisees	(627)	(198,769)
Purchase of property and equipment	-	(4,682)
Net Cash Used in Investing Activities	(627)	(4,869)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	2,087,500	1,861,249
Repayment of debt	(263,220)	(465,420)
Proceeds from exercise of stock options	-	100,000
Cash paid for direct offering costs of convertible notes payable and issuance of common stock	(36,480)	(66,000)
Proceeds from issuance of common stock and warrants	409,500	10,000
Net Cash Provided by Financing Activities	2,197,300	1,439,829

Net decrease in cash	(59,421)	(169,612)

Cash at beginning of year	174,315	343,927

Cash at end of year	$114,894	$174,315

Supplemental disclosures of cash flow information:
Cash paid for interest	$182,976	$269,546
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discount recorded on convertible debt	$569,519	$715,596
Reclassification of accrued interest on debt from debt to accrued interest	$251,711	$-
Beneficial conversion feature	$177,268	$-
Reduction of accrued payroll through issued of common stock - related parties	$172,801	$142,233
Debt modifications	$78,687	$-
Common stock issued in connection with debt financing - treated as debt discount	$158,240	$210,000
Warrants issued as direct offering costs	$37,094	$-
Original issue discount	$10,500	$-
Conversion of preferred stock to common stock	$34	$323
Common stock issued to settle debt	$-	$425,000
Warrants issued and treated as debt issuance cost	$-	$126,346
Reclassification of derivative liability to additional paid in capital	$-	$117,345
Reduction of accrued payroll - related party and related reduction of due from franchise - related party	$-	$33,482
Accrued direct offering costs	$-	$12,000

See accompanying notes to consolidated financial statements

Soupman, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 31, 2013 and 2012

Note 1 Description of Business and Summary of Significant Accounting Policies

The Company (fka/ Passport Arts) was incorporated in the State of Nevada on December 2, 2008. On January 31, 2011, the Company reincorporated in Delaware and changed its name to Soupman.

The Company manufactures and sells a variety of soups to grocery chains and franchisees.

Fiscal Year

The Company’s fiscal year-end is August 31.

Principles of Consolidation

The consolidated financial statements include the accounts of Soupman, Inc., its wholly owned subsidiary The Original Soupman, Inc. (“OSM”), OSM’s wholly-owned subsidiary, International Gourmet Soups, Inc. (“IGS”), and IGS’s 80%-owned subsidiary Kiosk Concepts, Inc. (“Kiosk”) (collectively “the Company”.)

The Company reports non-controlling interests in Kiosk as a component of equity separate from the Company’s equity. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassification

To conform to the current year’s presentation, the Company has combined the change in fair value of derivatives into derivative expense in its presentation of comparative income and cash flows for the year ended August 31, 2012.  This combination had no material effect on the financial position, results of operations or cash flows for the years presented.

Uses of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable, estimated useful lives and potential impairment of property and equipment, the valuation of intangible assets, estimate of fair value of share based payments and derivative liabilities, estimates of fair value of warrants issued and recorded as debt discount, estimates of tax liabilities and estimates of the probability and potential magnitude of contingent liabilities.

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

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.  These conditions may limit our access to capital. See Note 15 – Going Concern.

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

Inventory

Inventory consists of soup and is stated at the lower of cost or market.

Loss Contingencies

The Company is subject to the possibility of various losses arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Amortization of identifiable intangible assets is provided utilizing the straight-line method over the estimated useful lives of the respective assets and are reviewed quarterly for impairment or if indicators of potential impairment exist.

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of August 31, 2013 and 2012, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	2013	2012
Derivative Liabilities (Level 3)	$1,895,630	$513,493

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of August 31, 2013 and 2012, respectively, due to the short-term nature of these instruments.

Variable Interest Entity

A variable interest entity is a legal entity, other than an individual, used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, or (b) has equity investors that lack certain characteristics of controlling interest.

A legal entity is required to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity’s residual returns or both. For the year ended August 31, 2012 the Company’s financial statements included Soup Kitchen, International and its subsidiaries (“Soup Kitchen” or “SKI”), which was deconsolidated during the year ended August 31, 2013; See Note 13.

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

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Debt Issue Costs

The Company may record debt issue costs in connection with raising funds through the issuance of debt.  These costs may be paid in the form of cash or warrants, the fair value of which is determined using the Black-Scholes pricing model.

Debt Discount

The Company records debt discounts in connection with raising funds through the issuance of debt.  These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

The Company recognizes soup revenue when the product(s) are received by the customer and the risk of ownership is transferred. Sales discounts and promotions, such as “buy one, get one free”, and slotting fees are netted against soup revenue. For the years ended August 31, 2013 and 2012 the Company recorded incentives of $260,153 and $50,730. The Company does not offer a right of return.

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

Advertising

The Company expenses advertising costs when incurred. Advertising expensed for the years ended August 31, 2013 and 2012 is as follows:

	2013	2012
Advertising	$46,226	$23,377

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

The Company has the following potential common stock equivalents at August 31, 2013 and 2012:

	2013	2012
Stock options (exercise price - $0.50 - $0.75/share)	1,975,000	1,975,000
Warrants (exercise price $0.40- $1.25/share)	5,792,702	1,952,135
Convertible Series A preferred shares (exercise price $0.001/share)	1,165,573	1,200,266
Convertible debt - derivatives liabilities (exercise price $0.41 - $1/share)	4,667,790	2,556,016
Total common stock equivalents	13,601,065	7,683,417

Certain of the outstanding convertible debt and warrants contain ratchet provisions that would cause variability in the exercise price at the balance sheet date.  As a result, common stock equivalents may change at each reporting period.

The Company reflected a net loss for the years ended August 31, 2013 and 2012; therefore, the effect of considering any common stock equivalents would have been anti-dilutive; consequently, a separate computation of diluted earnings (loss) per share is not presented.

Non-controlling Interest

In December 2009, OSM acquired 80% of Kiosk, which it reported the third party’s 20% as a noncontrolling interest. As part of the Company’s merger in December 2010 with OSM, the Company began to report this noncontrolling interest on its financial statements.

Concentrations

Accounts Receivable

The following table shows significant concentrations in our accounts receivable at August 31, 2013 and 2012.

	2013	2012
E	20%	7%
A	16%	17%
F	11%	6%
B	-%	11%
C	-%	10%
D	-%	10%

Vendors

The following table shows significant concentrations in our purchases for the years ended August 31, 2013 and 2012.

	2013	2012
B	52%	27%
A	48%	73%

Sales

The following table shows significant concentrations in our revenues for the years ended August 31, 2103 and 2012.

	2013	2012
A	32%	41%
B	11%	15%

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

In addition, ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation” requires management to assess the need to accrue or disclose uncertain tax positions for proposed potential adjustments from various federal and state authorities who regularly audit the Company in the normal course of business. In making these assessments, management must often analyze complex tax laws of multiple jurisdictions. The accounting guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company records the related interest expense and penalties, if any, as tax expense in the tax provision.

Recent Accounting Pronouncements

In September 2011, the FASB issued new guidance that simplified how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test becomes optional. The Company adopted this new guidance in the first quarter of fiscal 2012. Goodwill is tested for impairment on an annual basis in the second fiscal quarter, or sooner if an indicator of impairment occurs. The adoption of this guidance did not impact the Company’s Consolidated Financial Statements.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test becomes optional. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this new guidance in the first quarter of the fiscal 2013. The adoption of this guidance did not impact the Company’s Consolidated Financial Statements.

Note 2 Accounts & Franchisee Receivable / Franchisee Receivable – Related Parties

Accounts receivable consisted of the following at August 31, 2013 and 2012.

	2013	2012
Accounts receivable	$339,801	$298,659
Allowance for doubtful accounts	(32,750)	(18,787)
Accounts receivable – net	$307,051	$279,872

Related-parties accounts receivable consisted of the following at August 31, 2013 and 2012.

	2013	2012
Accounts receivable	$72,177	$31,591
Allowance for doubtful accounts	(20,520)	(28,792)
Accounts receivable – net	$51,657	$2,799

For the years ended August 31, 2013 and 2012, related party accounts receivables represented amounts owed to the Company by franchises for soup sold to locations owned or operated by directors of the Company. At August 31, 2013, the Company took a 50% reserve against its 90-day or greater related-party receivables.

At August 31, 2012, the Company has a franchise receivable from a related party of $78,990; however due to the uncertainty of collectability, namely continuing losses and poor cash flows from franchise locations, the Company also placed a reserve against the entire balance leaving a net franchise receivable of $0 in 2012; the Company had no franchise receivables in 2013.

Note 3 Prepaid Expenses

Prepaid expenses consist of the following at August 31, 2013 and 2012.

	2013	2012
Prepaid insurance	$19,517	$25,359
Prepaid freight	4,899	-
Prepaid other	-	1,115
Prepaid expenses – net	$24,416	$26,474

Note 4 Property and Equipment

Property and equipment consist of the following at August 31, 2012 and 2011.

	2013	2012	Life
Vehicles	$11,843	$11,843	5 years
Equipment	21,843	21,843	5 – 7 years
Furniture and fixtures	12,410	12,410	5 years
Total	46,096	46,096
Less: accumulated depreciation	(27,992)	(18,741)
Property and equipment – net	$18,104	$27,355

There were no impairment charges taken during the years ended August, 31, 2013 and 2012, respectively.

Note 5 Notes Receivable – Franchisees – Related Parties

No notes were made with related parties in 2013.

During the year ended August 31, 2012, the Company executed three 7%-notes receivable with related party franchisees for $485,772, maturing on October 31, 2018.   The Company advanced these funds to assist with the operating expenses and renovation of these locations, one of which was Al Yeganeh‘s famous soup restaurant on 8th Ave and 55 Street in New York City which was reopened as a franchise location after being shuttered closed by Al for six years.

Monthly interest-only payments from the franchisees were approximately $4,100, until November 1, 2012, when the franchisees were scheduled to begin to pay both principal and interest. The aggregate monthly principal and interest payments was to be approximately $12,000, unless a location is closed or sold, at which time, the note is to become due.

On November 18, 2011, one of the locations was sold to a third non-related party. A payment of $143,482 against a note balance of $216,815 was received and the Company thereafter entered into a new 5% note of $73,333 with the new non-related-party purchaser.

At August 31, 2012, the Company had received all due interest payments from the original 55th Street location’s franchisee, but due to the store’s lower operating margins, as compared to other high traffic and less expensive locations, took a 100% allowance against the receivable. . The Company has continued to receive interest only payments during the year ended August 31, 2013.

At August 31, 2012, the Company took a 100% allowance and recorded a $555,856 reserve against all of its notes receivable franchisee, which included the notes receivable described above from (i) the franchisee for Al’s original store on 55th Street and (ii) the other location sold in November 2011.

The following is a summary of amounts due from franchisees to the Company at August 31, 2013 and 2012.

	2013	2012
Total notes receivable – franchisees – related parties	$485,772	$485,772
Less: Allowance for uncollectibility	(485,772)	(485,772)
Notes receivable – franchisees – related parties	-	-

Notes receivable – franchise	70,084	70,084
Less: Allowance for uncollectibility	(70,084)	(70,084)
Total notes receivable franchisee	$-	$-

Note 6 – Intangible Assets

Intangible assets consist of the following at August 31, 2013 and 2012.

	2013	2012
Soup formulas	$27,418	$27,418
Recipes	53,750	53,750
Total	81,168	81,168
Less: accumulated amortization	(51,268)	(32,399)
Intangible assets-net	$29,900	$48,769

There were no impairment charges taken during the years ended August 31, 2013 and 2012, respectively.

The estimated useful lives of the Company’s intangible assets are as follows:

Intangible Asset	Life
Soup formulas	5 years
Recipes	4 years

The estimated future amortization expense of intangible assets for the years ended August 31 is as follows:

Fiscal Year ended August 31,	Amount
2014	$18,921
2015	9,344
2016	1,635
Total	$29,900

Note 7 – Accounts Payable and Accrued Liabilities – Related Parties

Related Parties Accounts Payable consists of the following at August 31, 2013 and 2012:

Description	2013	2012
Accrued Payroll	$189,283	$179,836
Accrued expenses (car allowances)	51,800	44,600
Total	$241,083	$224,436

Note 8 – Debt

Debt consists of the following at August 31, 2013 and 2012:

Description	2013	2012
A. Unsecured convertible debt – Derivative Liabilities	$1,732,250	$832,750
Less : debt discount	(297,153)	(140,822)
Convertible debt - net	1,435,097	691,928

B. Convertible debt – Unsecured	479,097	650,000
Less : debt discount	(287,615)	(263,266)
Convertible debt - net	191,482	386,734

C. Notes - Secured	3,246,902	3,242,613

D. Notes – Unsecured	1,127,183	287,500

Total debt	$6,000,664	$4,608,775

Debt in default consists of secured and unsecured notes totaling $558,183 and $1,646,768 at August 31, 2013 and 2012, respectively.

The corresponding debts above are more fully discussed below:

(A)           Unsecured Convertible Debt – Derivative Liabilities

During the years ended August 31, 2013 and 2012, the Company issued unsecured convertible debt and warrants that had an embedded conversion feature in the form of an anti-dilution provision (ratchet feature); see Note 9. This debt includes the following terms:

Description	Information	2013	2012
Interest Rate		8 - 12%	8%
Maturity Date(s)		Apr. 1, 2013 – Aug. 28, 2013	Aug 3, 2012 – Feb. 14, 2013

Series 1	58% of the average of the lowest 3 trading days prior to the conversion date, but only after 180 days from the loan date	$-	$199,000
Series 2	Fixed conversion price of $1.00 ($1.00 warrants)	265,000	732,250
Series 3	Fixed conversion price of $0.40 ($0.75 warrants)	735,000	-

In connection with its Series 2 debt and during the years ended August 31, 2013 and 2012, the Company issued 66,250 and 183,063 3-year warrants, respectively. In connection with its Series 3 debt and during the years ended August 31, 2013 and 2012, the Company issued 183,750 3-year warrants; the Company had no Series 3 debt in 2012.

Holder of both Series 2 and Series 3 debt have the option to convert all or part of the note’s principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms set out above. In addition, upon receipt by the Company of cash proceeds of at least $2 million or more in additional funding (the “Financing”) the principal and interest of these notes will automatically convert into the securities offered in the Financing and the note holders will entitled to all rights provided to the new investor(s) in the Financing, including but not limited the conversion price offered in the Financing.

Unsecured convertible debt recorded as a derivative liability consists of the following at August 31, 2013 and 2012:

Description	2013	2012
Carry forward balance	$832,750	$-
Borrowings	1,000,000	931,250
Repayment of convertible debt	(100,500)	(98,500)
Ending balance	$1,732,250	$832,750

(B)           Convertible Debt – Unsecured

During the years ended August 31, 2013 and 2012 the Company issued unsecured convertible debt (that was not recorded as a derivative liability.) This debt includes the following terms:

	Information	2013	2012
Interest Rate		12%	12%
Default interest rate		N/A	N/A
Term		1 year	1 year
Maturity		Aug. 3, 2013 - Aug. 20, 2013	Aug. 3, 2013 - Aug. 20, 2013
Series 4 debt	Fixed conversion price of $0.75	$304,000	$650,000
Series 5 debt	Zero percent (0%) interest if repaid within 3 months; Convertible at the lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the loan date	105,000	-

In connection with Series 4 debt and during the year ended August 31, 2013, note holders received 121,600 shares of the Company’s common stock having a fair value of $75,040 and the Company recorded debt issue costs of $73,574 ($36,480 in cash and $37,094 as the fair value of the 81,067 warrants issued.) In connection with Series 4 debt and during the year ended August 31, 2012, note holders received 260,000 shares of the Company’s common stock having a fair value of $210,000 and the Company recorded debt issue costs of $204,346 ($78,000 in cash and $126,346 as the fair value of 130,000 warrants issued.) The Company amortized $258,856 and $12,988 of its debt issue costs relating to its Series 4 debt during the years ended August 31, 2013 and 2012, respectively, and will amortize the remaining balance of $6,075 in fiscal year 2014.

In addition, in connection with Series 4 debt and for the year ended August 31, 2013, each note holders received an additional 12,500 shares of the Company’s common stock for each $100,000 invested (an aggregate of 119,250 shares having a fair value of $65,063) because their loans were not repaid within 3 months; no additional shares were due during the year ended August 31, 2012.

Under the terms of the Series 4 notes and subsequent to the funding (up to a $1 million) of this series of notes, debt holders are entitled to receive 8% of the first $3 million then so raised (but not to exceed the amount due under the note.) In addition, if the Company raises in excess of $3 million, debt holders are to receive 100% of the amount due under their note. At August 31, 2013, and subsequent to the funding of these Series 4 notes, the Company has raised $1,748,000. In 2013 the Company repaid $59,220 in cash towards the principal balance of $954,000; no amounts were due in 2012.

In the event the Company defaults on any of its Series 4 notes (defined as nonpayment of note within three months of notice after maturity) debt holders at their option, may convert the amount then due (including accrued interest) into common shares of the Company at a 35% discount to the average of the then lowest three days closing prices for the then preceding 20 days. At August 31, 2013 and 2012 none of these notes were in default; however should the Company ever default on these notes, they will be re-classed and treated as a derivative liability.

In connection with the Series 5 debt, and for the year ended August 31, 2013, the Company recorded $4, 468 as a beneficial conversion feature, and incurred an original issue discount of $10,500 (which was recorded as debt discount), but issued no shares or warrants and incurred no debt issue costs associated with this debt. The Company had no Series 5 debt during the year ended August 31, 2012.

Holders of Series 4 and Series 5 debt are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above.

Convertible debt consists of the following activity and terms:

	2013	2012
Carry forward balance	$650,000	$-
Borrowings	409,000	650,000
Repayment of convertible debt	(59,220)	-
Reclassification of convertible debt to demand	(520,683)	-
Ending balance	$479,097	$650,000

The fair value for warrants issued as debt issue costs for the years ended August 31, 2013 and 2012 were based upon the following management assumptions:

Information	2013	2012
Exercise price	$0.75	$0.75
Expected dividends	0%	0%
Expected volatility	106%	107 - 108%
Expected term	5 years	3 years
Risk free interest rate	0.31% - 0.36%	0.33% - 0.41%

 (C)           Notes - Secured

Secured notes consist of the following activity and terms:

	Information	2013	2012
Interest Rate		7% - 12.75%	7% - 12.75%
Maturity		Sep. 1, 2013- Aug. 28, 2014	Aug. 31, 2012 - Sep. 1, 2013
SKI debts	Secured by all the assets of OSM	2,990,902	3,242,613
Series 6 debt	Secured by the tetra pack inventory, tetra pack receivables and a second position on all other assets of OSM.	256,000	-

The total amounts owed to both secured debt holders represent amounts originally owed by SKI which were guaranteed by the Company; see Note 13 - Deconsolidation of Variable Interest Entity.

	2013	2012
Carry forward balance	$3,242,613	$3,641,921
Borrowings (Series 6)	256,000	-
Repayment of debt	-	(262,787)
Accrued interest	-	288,479
Conversion of debt to common stock	-	(425,000)
Reclassification of accrued interest on debt from debt to accrued interest	(251,711)	-
Ending balance	$3,246,902	$3,242,613

In May, 2011 the Company entered into a 13-month forbearance agreement with a secured debt holder to avoid default. As part of the agreement, the Company was to reserve 500,000 of its common shares for the benefit of the debt holder. In August 2012, the Company entered into a second 13-month forbearance agreement with the same debt holder (representing $1,604,943 of the Company’s secured debt, which then including interest.) The debt holder received 550,000 shares of the Company’s common stock, having a fair value of $396,000 ($0.72/share) which was charged to other expense and was based on the quoted closing trading price of the Company’s stock on the date of the forbearance; the debt holder also received the 500,000 shares (which were previously reserved for the benefit of the debt holder), having a fair value of $425,000 ($0.85/share) which reduced debt and was based on the closing price of the Company’s stock on the date of the second forbearance.  Per the second forbearance agreement, proceeds from the debt holder’s sale of the original 500,000 shares will adjust the amount owed by the Company to the debt holder dollar-for-dollar but not to exceed the total amount of the debt. The Company will review the debt holder’s sales of these shares on a quarterly basis, and may either decrease or increase the Company’s recorded debt based on the dollar amount received from the stock sales, offsetting the aggregate as either a gain on or loss from debt settlement.

In connection with the Series 6 debt, and for the year ended August 31, 2013, the Company recorded $256,000 as debt discount ($172,000 of which as a beneficial conversion feature) and issued 1 million shares of common stock and 2.5 million 3-year $0.40 warrants to purchase shares of the Company’s common stock. In addition the holder of the Series 6 debt is entitled to an additional 500,000 shares of the Company’s common stock should an additional $744,000 (for an aggregate total of $1 million) be funded.

For the years ended August 31, 2012 the Company reported accrued interest as part of debt; however it reclassified this as accrued interest in 2013. Accrued interest in connection with the Company’s secured debt for the years ended August 31, 2013 and 2012 is as follows:

Information	2013	2012
Carry forward balance	$251,711	$651,019
Accrual of interest	267,750	288,479
Payment of accrued interest in cash	(153,544)	(262,787)
Payment of accrued interest with stock	-	(425,000)
Ending balance	$365,917	$251,711

(D)           Notes – Unsecured Demand Notes

Unsecured demand notes consist of the following activity and terms:

Description	2013	2012
Carry forward balance	$287,500	$62,383
Reclassification from derivative to demand debt	100,500	-
Borrowings	422,500	280,000
Repayments	(204,000)	(54,883)
Reclassification from convertible to demand debt	520,683	-
Ending balance	$1,127,183	287,500

During the years ended August 31, 2013 and 2012, the Company reclassified certain convertible debt that had past its maturity date (as of August 31, 2012) to unsecured due-on-demand debt. During the year ended August 31, 2013, the Company reclassified $262,500 in debt originally classified as on-demand debt to derivative debt because the notes that represent this debt, although past their maturity date, were still convertible at $1.00 per share, and management’s policy is to accommodate these debt holders by honoring the original conversion terms if and when such a demand for conversion is made, irrespective of the date of demand.

Unsecured demand notes at August 31, 2013 consist of the following:

Amount	Information	Maturity
$559,000	Represents current convertible demand debt	Nov. 6, 2013 – May 10, 2014
$10,000	Represents an advance from a third party	Due on demand
$37,500	The Company is in litigation regarding this debt; see Note 12.	In litigation

Unsecured demand notes at August 31, 2012 consisted of the following:

Amount	Information	Status
$240,000	Current convertible debt	Oct. 3 – Nov. 9, 2013
$10,000	Represents an advance from a third party	Due on demand
$37,500	The Company is in litigation regarding this debt; see Note 12.	In litigation

(E)           Debt discount

For the years ended August 31, 2013 and 2012, the Company recorded debt discounts of $994,214 and $925,596.

For the year ended August 31, 2013, debt discount consists of $569,519 related to notes that contained embedded conversion options that are required to be bifurcated and reported at fair value (see Note 8 (A)) and, $341,495 related to convertible debt that contained a beneficial conversion feature (see Note 8(B)).

For the year ended August 31, 2012, debt discount consists of $644,263 related to notes that contained embedded conversion options that are required to be bifurcated and reported at fair value (see Note 8 (A)) and, $281,333 related to convertible debt that contained a beneficial conversion feature (see Note 8(B)).

	August 31, 2013	August 31, 2012
Total outstanding debt	$6,585,432	$5,012,863
Carry forward debt discount – net	(404,088)	-
Debt discount	(994,214)	(925,596)
Amortization of debt discount	813,534	521,508
Debt – net	$6,000,664	$4,608,775

The Company’s remaining debt discount of $584,769 will be fully amortized in 2014.

The Company recorded debt discount relating to its derivative debt to the extent of gross proceeds raised in its debt financing transactions, and immediately expensed the remaining value of the derivative if it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $37,054 and $11,715 for the years ended August 31, 2013 and 2012, respectively.

Note 9 – Derivative Liabilities

The Company identified conversion features embedded within convertible debt and warrants issued during the years ended August 31, 2013 and 2012 (see Note 8(A)).

The fair value of the Company’s derivative liabilities at August 31, 2013 and 2012 is as follows.

	2013	2012
Carry forward balance	$513,493	$-
Fair value at the commitment date for convertible notes	527,796	404,194
Fair value at the commitment date for warrants issued	78,777	251,784
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	-	(117,345)
Loss on debt extinguishment	338,507	340,927
Fair value mark-to-market adjustment	437,057	(366,067)
Derivative liabilities (balance)	$1,895,630	$513,493

The fair value at the commitment and re-measurement dates for convertible debt and warrants that are treated as derivative liabilities with embedded conversion features were based upon the following management assumptions for the years ended August 31, 2013 and 2012:

2013	Commitment Date	Re-measurement Date
Exercise price	$0.40 - $1.00	$0.40 - $1.00
Expected dividends	0%	0%
Expected volatility	103% -136%	103%-149%
Expected term: convertible debt and warrants	6 months – 3 years	0.02 – 2.95 years
Risk free interest rate	0.12% - 0.41%	0.03% - 0.79%

2012	Commitment Date	Re-measurement Date
Exercise price	$0.40 - $1.00	$0.41 - $1.00
Expected dividends	0%	0%
Expected volatility	105% -142%	107%-120%
Expected term: convertible debt and warrants	6 months – 3 years	0.02 – 2.95 years
Risk free interest rate	0.10% - 0.43%	0.03% - 0.43%

Modification of underlying debt

During the year ended August 31, 2013 the Company negotiated modifications to eight of its underlying unsecured notes, five of which had an embedded conversion feature; during the year ended August 31, 2012 the Company negotiated modifications to five of its underlying unsecured notes, all of which had an embedded conversion feature. For each modification, the Company compared the value of both the old and new convertible debt as well as the fair value of any new warrants granted in the modification.  In all notes which contained an embedded conversion feature, the Company determined that the present value of the cash flows associated with the new debt exceeded the present value of the old debt by more than 10%, which resulted in the application of extinguishment accounting; for all other notes, modification accounting was applied.

The modification of the five notes with embedded conversion features was to extend the notes’ maturity date. In consideration of these modifications, for the years ended August 31, 2013 and 2012, the Company issued the note holders 1,021,500 and 610,500 additional 3-year warrants, respectively, to purchase the Company’s stock at $0.80 per share. These warrants were in addition to the 178,500 warrants issued with the original debt.

The modification of the notes that did not contain an embedded conversion features was to delay repayment of part of the principle; see Series 4 debt in Note 8(B). In consideration of these modifications, for the years ended August 31, 2013 and 2012, the Company issued the note holders 154,376 shares of common stock have a fair value of $66,312. In addition, modifications were made to extend the maturity of two of these notes and the Company issued the note holders 25,000 shares of common stock have a fair value of $12,375.

Note 10 – Deferred Franchise Revenue

Deferred franchise revenues result from payments received from new franchises prior to the Company’s performance under the terms of the franchise agreements. Often these payments are made before stores locations have been identified.  The Company has not performed the required services to recognize this as revenue given the stores had not yet opened.

Note 11 – Stockholders’ Deficit

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

Series A convertible preferred stock consists of the following activity for the years ended August 31, 2013 and 2012:

Balance - August 31, 2011	$1,523,033
Conversion to common stock	(322,767)
Balance - August 31, 2012	1,200,266
Conversion to common stock	(34,693)
Balance – August 31, 2013	$1,165,573

No gain or loss was recorded in the conversion of preferred to common stock.

(B)           Common Stock

For the years ended August 31, 2013 and 2012, the Company issued the following shares of common stock:

	2013			2012
Type	Shares	Fair, value	Range of value per share	Shares	Fair value	Range of value per share
1. Stock issued for cash (2013); cash & warrants (2012)	1,023,750	$409,500	$.40	10,000	$10,000	$1.00
2. Stock issued for services	2,683,761	$2,043,445	$0.38 - 0.73	1,770,189	$1,683,633	$0.65 - 1.65
3. Stock issued in connection with convertible debt (see Note 8(B))	1,344,726	$268,865	$0.40 - 0.90	260,000	$210,000	$0.70 - 0.90
4. Stock issued for non-payment of debt (see Note 8(B))	119,250	$65,063	$0.40 - 0.70	-	$-	$-
5. Stock issued in forbearance agreement (see Note 8(C))	504,750	$368,468	$0.73	550,000	$396,000	$0.72
6. Stock issued for settlement of debt (see Note 8(C))	-	$-	$-	500,000	$425,000	$0.85
7. Stock issued for stock options exercised	-	$-	$-	200,000	$100,000	$0.50
8. Conversion of Series A Preferred Stock to common stock	34,693	$34	$.001	322,767	$323	$.001

Unless otherwise indicated, fair value for the share issued was based upon the quoted closing trading price on the dates shares were issued.

The corresponding stock issuances above are more fully discussed below:

1 -       In connection with shares issued during the year ended August 31, 2012, the Company paid expenses of $1,000; no expenses were paid in connection with shares issued in 2013.

2 -       Includes 236,703 and 203,189 shares having a fair value of $172,801 and $142,233, issued during the years ended August 31, 2013 and 2012, respectively, to executives for salaries owed. This amount reduced accrued payroll.

3 -       Shares issued in connection with certain convertible notes; see Note 8(B). The value of these shares was treated as a debt discount and will be amortized over the life of the debt.

4 -       Shares issued in connection with non-payment within 3-months on certain convertible notes; see Note 8(B).

5 -       Issued in connection with a forbearance agreement in 2012; see Note 8(C) and #6 below.  The fair value of these shares was recorded as other expense.

6 -       Fair value amount in 2012 treated as a reduction of debt. See Note 8(C). No stock was issued on 213 for the settlement of debt.

7 -       Proceeds from exercise of stock options in 2012; no options were exercised in 2013.

8 -       Shares issued 1 for 1 in connection with the conversion of Series A preferred shares; no gain or loss incurred on conversion.

(C)           Stock Options

The fair value at grant date for the Company’s option issued during the year ended August 31, 2012 was based on the following management assumptions; no options were issued during the year ended August 31, 2013:

2012
Exercise price	$0.75
Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	1.92%
Expected life of option	10 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity for the years ended August 31, 2013 and 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2011	2,035,000	$0.50
Granted	200,000	$0.75
Exercised	(200,000)	$0.50
Forfeited	(60,000)	$0.50
Balance – August 31, 2012	1,975,000	$0.53	8.45 years	355,000
Exercisable – August 31, 2012	1,535,000	$0.51	8.37 years	355,000
Grant date fair value of options granted – 2012		$147,588
Weighted average grant date fair value – 2012		$0.75

Balance – August 31, 2012	1,975,000	$0.53
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance – August 31, 2013	1,975,000	$0.53	7.44 years	408,250
Exercisable – August 31, 2013	1,875,000	$0.51	6.95 years	408,250
Grant date fair value of options granted – 2013		$-
Weighted average grant date fair value – 2013		$-

Outstanding options held by related parties (August 31, 2013)	1,450,000
Exercisable options held by related parties (August 31, 2013)	1,450,000

The following is a summary of the Company’s unvested stock options at August 31, 2013 and 2012.

	Un-vested Stock Options	Weighted Average Grant Date Fair Value
Unvested – August 31, 2011	1,215,000	$0.50
Granted	200,000	0.75
Vested/Exercised	(915,000)	0.50
Forfeited/Cancelled	(60,000)	0.50
Unvested – August 31, 2012	440,000	$0.59
Granted	-	-
Vested/Exercised	340,000	0.50
Forfeited/Cancelled	-	-
Unvested – August 31, 2013	100,000	$00.75
Weighted average remaining life for vesting	7.44 years

The Company expensed $18,448 and $306,663 for the years ended August 31, 2013 and 2012, respectively related to vested options.

(D)   Stock Warrants

The following is a summary of the Company’s stock warrant activity for the years ended August 31, 2013 and 2012:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2011	785,740	$1.19
Granted (for debt)	972,062	$0.84
Granted (other)	194,333	0.80
Exercised	-	-
Forfeited	-	-
Balance at August 31, 2012	1,952,135	$0.98
Granted (for debt)	3,788,967	$0.68
Granted (other)	150,000	$0.50
Exercised	-	-
Forfeited	(98,400)	$0.54
Balance at August 31, 2013	5,792,702	$.67

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.40 -$1.25	5,792,702	3.44	$0.67	5,792,702	$0.67	$859,500

Note 12 – Commitments and Contingencies

Commitments

The Company is obligated to pay the minority stockholder of Kiosk an amount equal to 3% of its gross soup sales on the first $50,000,000 in sales, 2% of sales between $50,000,000 and $75,000,000, and 1% of sales thereafter, in perpetuity. The Company is also obligated to pay the minority stockholder a minimum against these sales of $225,000 per year through June 30, 2014 provided certain services to the Company are rendered.  For the years ended August 31, 2013, and 2012, the Company recorded a these payments as royalty expense. Future possible annual payments are as follows:

Years Ending August 31,
2014	$187,500
Total	$187,500

On January 18, 2012, the Company granted 200,000 stock options to a consultant, having a grant date fair value of $147,588; these options have an exercise price of $0.75 and a life of 10 years.  Fifty thousand (50,000) of these options vested on the grant date and fifty thousand (50,000) will vest on the second anniversary of the grant date (January 18, 2014). The remaining one hundred thousand (100,000) options vest as follows: 10,000 shares vest and are then exercisable for every $1,000,000 in qualifying revenues received by the Company in connection with the consultants’ successful introduction of customers. As of August 31, 2013, none of these 100,000 shares have been earned.

In June of 2012, the Company entered into an employment agreement with one of its now current directors.  Under the agreement the Company agreed to issue the following assuming the director is still employed by the Company:

(1)	200,000 shares of common stock on June 1, 2013
(2)	200,000 shares of common stock on January 1, 2014
(3)	200,000 shares of common stock on June 1, 2014
(4)	200,000 shares of common stock on January 1, 2015
(5)	Up to 400,000 shares of common stock if the Company’s stock price reaches certain targets
(6)	Up to 500,000 shares of common stock based on future sales of the Company

The Company determined the agreement contains a combination of service, market and performance conditions as defined under ASC 718.  Additionally, the Company determined the fair value of these awards to be $1,033,350.  During the years ended August 31, 2013 and 2012, $544,687 and $46,630 of compensation cost was recognized under this agreement, leaving $442,033 of compensation cost to be recognized through June 13, 2015.

In December of 2012, the Company entered into an agreement with a consultant.  Under the agreement the Company agreed to issue 25,000 shares of common stock that vest in three months from the grant date, 25,000 shares of common stock that vest 18 months from the grant, and an additional 5,000 shares per certain incremental future sales of the Company.  The Company determined the agreement contains a performance condition as defined under ASC 718.  Additionally, the Company determined the fair value of these awards to be $22,495.  During the year ended August 31, 2013, $23,994 of compensation cost was recognized under this agreement, leaving $13,499 of compensation cost to be recognized through December 3, 2014.

In January of 2013, the Company entered into an agreement with a consultant.  Under the agreement the Company agreed to issue 150,000 shares of common stock that vest in six months from the grant date and 150,000 shares of common stock that vest on December 31, 2013.  The Company determined the fair value of these awards to be $143,970.  During the year ended August 31, 2013, $119,976 of compensation cost was recognized under this agreement, leaving $23,994 of compensation cost to be recognized through December 31, 2013.

Litigations, Claims and Assessments

On October 26, 2010, a third party action was filed against OSM, certain principals of OSM and other third parties, Case Index #1-10-44670. The action in U.S. Bankruptcy Court, Eastern District, New York,  sought, among other things, to invalidate OSM’s purchase of assets from SKI., which was subject to a bankruptcy petition. The Company has always considered the action to be wholly without merit, because, among other things: (1) an independent appraisal was performed prior to the asset transfer; (2) an additional independent appraisal was performed by a third party in May of 2012, which showed SKI had no value; (3) OSM paid $100,000 in cash and guaranteed secured debt in the amount of approximately $3,670,000; and (4) shareholder approval was obtained.  Following mediation, the parties to the action, including the trustee in bankruptcy for SKI, have entered into a settlement agreement, in which the parties have agreed to settle the action against OSM for $950,000, of which  $350,000 is payable by OSM and $600,000 is payable by the Company’s D&O insurance carrier.  In connection with the settlement agreement, the Company will be released from approximately $300,000 in secured debt which OSM had guaranteed in connection with its purchase of the assets of SKI; se Note 8(C).  As a result, the expense of the settlement to the Company will not be significant; however, its effect on the Company’s immediate cash position, once paid, is expected to be significant. No assurance can be given what effect any failure to make the payment may have on the settlement agreement or ultimate resolution of the matter given the Company’s current cash position.

Soupman, Inc. is one of several defendants in a lawsuit filed by Gourmet Sales and Marketing, LLC (“GSM”) in July 2011. GSM claims that it is owed $37,500 in sales commissions based upon an August 2009 sales and marketing agreement. Aside from the claim for an accounting, compensatory damages and/or punitive damages are demanded with respect to the other claims. The Company served its answer to the complaint in October 2011, in which it denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses and affirmative defenses.  The matter is in the discovery phase of litigation.  In the Company and its counsel’s opinion, the complaint lacks merit as the agreement that forms the basis of GSM’s claims may be invalid and unenforceable, GSM is not owed any money in relation to this agreement, and the Company believes that punitive damages are without basis and therefore has made no accrual for probable losses.

No assurance can be given however regarding the outcome of any of these actions or their effect on the Company.  If the Company is not successful in its defense of these actions it could have a material adverse effect on its business and financial condition, as well as current and expected future operations.

Note 13 – Deconsolidation of Variable Interest Entity

On December 29, 2009, OSM purchased all of the assets of SKI for $100,000 and guaranteed $3,670,000 of SKI’s secured debt.  In addition, OSM had agreed to pay SKI royalties of 1% of all of OSM sales for five years (through 2014), which will represent substantively all of SKI‘s revenue. See Note 8(C) regarding amounts still under guarantee.

The guaranty of the secured debt was a significant part of the Acquisition, because the assets acquired by OSM comprised substantially all of the income producing assets of SKI, creating an obligation on the part of OSM that was almost certain to occur. In addition, the assets securing the debt were the assets obtained in the acquisition.

On May 31, 2010 an involuntary bankruptcy petition was entered against SKI which has historically been consolidated in the Company’s financial statements as a variable interest entity (“VIE”). From the date of bankruptcy petition until the year ended August 31, 2013, the Company had elected to continue including SKI as a VIE in its financial statements, because, among other things, it believed that the involuntary petition would be dismissed. However, based on the current status of the bankruptcy petition and settlement discussions between the parties, and in holding with the reconsideration guidance provided in ASC 810-10-35-4, the Company has determined that is should deconsolidate the VIE. The net effect of the deconsolidation is a reduction of accounts payable and accrued liabilities of approximately $862,000. This gain is shows as other income on the Company’s statement of operations. However, the Company previously guaranteed of certain of the secured debts shall remain on the Company’s books; see Note 8(C).

Note 14 Income Taxes

There was no income tax expense for the years ended August 31, 2013 and 2012 due to the Company’s net losses.

At August 31, 2013, the Company has a net operating loss carry-forward of approximately $16.9 million available to offset future taxable income expiring through 2033. The current tax effect should the entire NOL be used is approximately $7.7 million. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for the years ended August 31, 2012 and 2011, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 7.1% for New York State Corporate Taxes, the blended rate used was 38.69%), are approximately as follows:

The valuation allowance at August 31, 2012 was approximately $ 4.0 million. The net change in valuation allowance during the year ended August 31, 2012 was an increase of approximately $3.7 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2013.

The Company’s tax expense differs from the “expected” tax expense for the years ended August 31, 2013 and 2012, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 7.1% for New York State Corporate Taxes, the blended rate used was 38.69%), are approximately as follows:

The effects of temporary differences that gave rise to significant portions of deferred tax assets at August 31, 2013 and 2012 are as follows:

Deferred tax assets:	2013	2012
Net operating loss carry-forward	7,699,000	3,984,000
Total gross deferred tax assets	7,699,000	3,984,000
Less valuation allowance	(7,699,000)	(3,984,000)
Net deferred tax assets	$-	$-

At August 31, 2013 and 2012, respectively, the Company did not record any liabilities for uncertain tax positions and the Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of August 31, 2013 will significantly change within the next 12 months.

Note 15 Going Concern

As reflected in the accompanying financial statements, for the year ended August 31, 2013 the Company had a net loss of approximately $6.6 million, net cash used in operations of approximately $2.3 million working capital deficit of approximately $10.8 million and a stockholders’ deficit of approximately $10.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In response to these problems, management has taken the following actions:

●	seeking additional third party convertible debt financing
●	seeking to increase sales and distribution of Tetra Pak products; and
●	seeking to open new franchise locations;
●	allocating sufficient resources to continue advertising and marketing efforts

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

Note 16 Subsequent Events

The Company sold 790,000 shares of common stock to accredited investors at $0.40 per share for an aggregate amount of $316,000.

The Company borrowed $78,500 which is convertible after 180 days, if not paid.

The Company issued 40,000 shares of common stock for services rendered, having a fair value of $22,400 ($0.52 - $0.58/share) based upon the quoted closing trading price on the date of issuance.

Item 9.        Changes in and Discussions with Accountants on Accounting and Financial Disclosure

On December 31, 2012 the Company changed its registered public accounting firm responsible for auditing its financial statements from Berman & Company P.A. to MaloneBailey LLP (“Malone”).

There were no disagreements with Berman & Company P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Berman & Company P.A., would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such years.

Item 9A.     Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that :

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting for the year ended August 31, 2013, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon their evaluation, the PEO and PFO have concluded that the Company’s internal controls over financial reporting were effective as of August 31, 2013.

In so doing, the PEO and PFO considered that notwithstanding the Company’s limited resources, there has been an effective segregation of duties for the year ended August 31, 2013 consistent with control objectives through the hire of additional staff with technical accounting expertise. In addition, written policies and checklists have been prepared and implemented with procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and internal controls and procedures have been developed and implemented surrounding the financial reporting process, primarily through the use of account reconciliations and supervision.

We intend to continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes, and to retain additional staff, as required, to assist in financial and accounting controls.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

On December 31, 2012 the Company changed its registered public accounting firm responsible for auditing its financial statements from Berman & Company P.A. to MaloneBailey LLP (“Malone”).

There were no disagreements with Berman & Company P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Berman & Company P.A., would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such years.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of the Company as of August 31, 2013 and the date of this annual report.  All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified.  The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held with Our Company	Age	Date first Elected or Appointed
Tim Gannon	Chairman of the Board and Culinary and Business Development Advisor	65	October 18, 2012
Lloyd Sugarman	Chief Executive Officer, Director	59	April 22, 2013
Daniel Rubano	Senior Vice President Franchise, Secretary, Director	53	December 15, 2010
Robert Bertrand	President, Chief Financial Officer, Treasurer	59	December 15, 2010
Ronald Crane	Director	64	August 13, 2013
Rocco Fiorentino	Director	58	August 13, 2013

Business Experience

The following is a brief account of the business experience of our directors and executive officers during at least the past five years, including their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Tim Gannon.  Chairman of the Board and Culinary and Business Development Advisor.

Tim Gannon, the co-founder of Outback Steakhouse is an extremely successful businessman, great sportsman and a staunch polo sponsor. He is the creator of the “Bloomin’ Onion” recipe, and many of the other dishes on Outback’s menu.

An alumnus of Florida State University, he studied art history and dreamed of being a museum curator which took him to Florence, Italy, where he became a tour guide for an art gallery. He then went to Aspen, Colorado where he developed his passion for food and cooking. The French chef at the Four Seasons Hotel had offered to train him to be his assistant.

Over the next 14 years he worked at Steak & Ale for Norman Brinker, and then Al Copeland hired Tim to help operate his Copeland’s Cajun Cafe’ in New Orleans. In 1987, Tim sold his saddle for $250.00 and arrived in Tampa with $37.00 in his pocket when Bob Basham and Chris Sullivan asked him to become their partner and launch a new restaurant concept that became known as Outback Steakhouse. He has served in various senior management capacities at Outback Steakhouse since he co-founded it, and currently serves as a Director Emeritus of OSI Restaurant Partners, LLC, the company which currently owns Outback.

In 1994, Inc. Magazine named Tim Gannon Entrepreneur of the Year. In 1999, The Florida Restaurant Association honored him with its “Lifetime Achievement Award”. In 2000, Tim received an honorary Doctorate Degree in Business Administration and Food Service Management from Johnson & Wales University. He is also a member of the Tampa Bay Chamber of Commerce Business Hall of Fame. In 2009, he was inducted into the U.S. Business Hall of Fame along with his partners Chris Sullivan and Bob Basham. In 2011, he launched “Kettle Comfort, Cooking for America” based in West Palm Beach which is chef inspired food that will be delivered to thousands of hungry or nutrition deprived people each day.

We selected Mr. Gannon to serve on our board because he brings a significant culinary expertise to the Company.  In addition, his understanding of the food industry together with his expertise in business administration makes him a valuable board member.

Lloyd Sugarman, Chief Executive Officer, Director

Lloyd Sugarman brings a wealth of retail merchandising, restaurant operations and franchising experience to Soupman.  As a co-founder of Johnny Rockets, Sugarman was one of the first to sign on when the restaurant chain started franchising in 1986.  Because of his success as a multi-unit franchise operator, Lloyd was asked to join the corporate team of Johnny Rockets to help the company duplicate his success throughout the franchise system. He then went on to open additional Johnny Rockets restaurants with his son, which, today continue to be among the chain’s highest-grossing locations. As a creative innovator and forward thinker, Lloyd is credited with introducing dancing servers, food court restaurant locations and a meatless hamburger that revolutionized the Johnny Rockets brand.

In 2010, seeing tremendous potential with the Original Soupman brand, Sugarman became an Area Developer, opening multiple Original Soupman franchises across the country.  Lloyd was the brains behind the creation of the Al’s New York Delicatessen & Restaurant concept, which features the world renowned Original Soupman soups and a full authentic NY delicatessen menu.

Lloyd has been the recipient of numerous awards throughout his career for his entrepreneurial achievements, including the Lifetime Achievement Award in his native Cranston, RI. He has received numerous highest sales volume awards from Johnny Rockets corporate and was named Franchisee of the Month in 2012 by Restaurant Business magazine.  He also received the Lifetime Achievement Award from the Hamilton School in Rhode Island for his dedication to working with and improving the quality of life for children with learning disabilities.  With “Quality of Food Worth Serving” as a mantra, Lloyd takes pride in winning the best hamburger in the market for eight years in a row in Providence, RI, and says his major attraction to Original Soupman was the delicious, quality soup products. Lloyd also serves on the Advisory Board for the Multi-Unit Franchising Conference.

We selected Mr. Sugarman to serve on our board because he brings a strong business background to the Company and adds significant strategic and franchise experience.  Mr. Sugarman’s business background provides him with a broad understanding of the issues facing the food industry and our company as well as the financial markets and the opportunities available to us.

Daniel Rubano, Sr. Vice President Franchise, Secretary, Director

Mr. Rubano joined our management team as Senior Vice President of Franchise Development and Operations, Secretary and a member of the Board of Directors in January 2010.   He has over 25 years of franchise and restaurant experience.  He was a member of Soup Kitchen International Board of Directors from 2003 until 2006.  For the four years before joining our company, he was President of Ranch*1, a grilled chicken franchise, and for the last two years before joining us, President of Johnny's NY Pizza, a full service restaurant franchise, and Rollerz Wraps, a quick service salad and wrap franchise, all owned by Kahala Corporation.  Prior to that, he held various positions within Kahala Corporation which included; Vice President of Blimpie/Hess Account, Director of Operations, and Franchise Sales. Kahala Corporation is the franchisor of over 3,000 restaurants under the names of Cold Stone Creamery, Ranch*1, Blimpie, Surf City Squeeze, Taco Time, Johnny's NY Pizza, Samurai Sam’s, The Great Steak and Potato Co., N'rgize and Frulatti Café.  He was previously the Director of Franchise Operations for Ranch*1 from November 1996 through August 2001. Mr. Rubano brings to the board substantial experience in and perspective on consumer marketing, business operations and the food industry.  Mr. Rubano brings to the board of directors extensive knowledge of our industry, having served in senior corporate positions in various food companies.  His business experience provides him with a broad understanding of the operational, financial and strategic issues facing companies in our industry.

We selected Mr. Rubano to serve on the board because of his extensive knowledge of our industry, having served in senior corporate positions in various food companies.  His business experience provides him with a broad understanding of the operational, financial and strategic issues facing companies in our industry.

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

Rocco Fiorentino, Director

Rocco Fiorentino brings more than 25 years of franchise industry experience as President and CEO of The Benetrends Group and its subsidiaries. He also is an active member of the Board of Directors for Swiss Farm Stores and Saxbys Coffee, franchisors of drive thru grocery stores and coffee shops, respectively.

Additionally, he serves on the Board of Directors for the International Franchise Association (IFA) and is co-chairman of IFA’s Membership Committee. Before adding these stellar accolades to his resume, Fiorentino served as President and CEO of Freedom Rings, LLC, was an area developer and multi-unit franchisee for Krispy Kreme Doughnuts in Pennsylvania, New Jersey and Delaware, and was Chairman of the Multi-Unit Franchise Conference from 2003 to 2005. As a veteran franchise expert, Fiorentino is a frequent speaker and moderator on franchise matters at the IFA Conference and the Multi-Unit Franchise Conference, and has authored a variety of articles on franchiser financing.

We selected Mr. Fiorentino to serve on our board because of his extensive franchise experience. His successful management experience provides him with a broad understanding of issues faced by growing companies.

Ronald Crane, Director

Ron Crane has more than 30 years of experience as a practicing attorney in various areas of the law including real estate, contracts and talent agreement and licensing. As Senior Counsel and the practice head in the Advertising and Intellectual Property areas at Omnicom Group Inc., the world’s largest global strategic holding company in the areas of advertising, marketing and corporate communication. We selected Mr. Crane to serve on our board because he brings to the board extensive advertising and marketing knowledge.  In addition, his legal background aids us in the protection of our intellectual property.

Directorships of Other Reporting Companies

None of our directors or executive officers are directors or officers of other reporting companies.

Family Relationships

There are no family relationships between our directors and executive officers.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee. Our Board of Directors has determined that both Mr. Sugarman qualify as “audit committee financial experts” as that term is used in Section 407 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Broadcaster. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended August 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Business Conduct

We have established and maintain a Code of Business Conduct which is applicable to all employees, officers, and directors. Our policy is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with all applicable laws and regulations. It also communicates our expectations of our employees and helps enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the policy incorporates guidelines pertaining to topics such as environmental compliance, health and safety compliance; diversity and non-discrimination; vendor relations, employee privacy; and business continuity.

Our Code of Business Conduct and Code of Ethics for Financial Management is posted on our website, www.soupmaninc.com.

Item 11.      Executive Compensation

General

Included in the table below is our executive compensation as of August 31, 2013, as required by Item 402 of Regulation S-K.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(6)	Total ($)

Lloyd Sugarman (1)	2013	$50,000	$-	$112,500	$-	$2,400	$164,900
CEO and Director	2012	$-	$-	$-	$-	$-	$-

Arnold Casale (2)	2013	$200,000	$-	$-	$-	$7,200	$207,200
Former CEO/Director	2012	$175,000	$-	$-	$-	$7,200	$182,200

Daniel Rubano (3)	2013	$70,000	$-	$-	$-	$31,884	$101,884
Sr. VP, Secretary and Director	2012	$45,000	$-	$-	$-	$31,236	$76,236

Robert Bertrand (4)	2013	$170,000	$-	$-	$-	$27,612	$197,612
President and CFO	2012	$160,000	$-	$-	$-	$26,904	$186,904

Tim Gannon (5)	2013	$-	$-	$704,312	$-	$-	$704,312
President and CFO	2012	$-	$-	$378,630	$-	$-	$378,630

Notes:

(1)
Mr. Sugarman was appointed as the Company’s Chief Executive Officer on April 22, 2013. His 2013 base Salary was $150,000, of which  $2,885 was paid in cash and $47,115 was accrued and is reported as related party account payable in Note 7 of the Notes to the Consolidated Financial Statements included in “Item 1 — Financial Statements”.

(2)
Mr. Casale resigned as our Chief Executive Officer on April 22, 2013. His 2013 base salary was $200,000, of which $68,808 was paid in cash, $100,000 in stock and $31,192 was accrued and is reported as related party account payable in Note 7 of the Notes to the Consolidated Financial Statements included in “Item 1 — Financial Statements”. Mr. Casale’s 2012 base salary was $175,000, of which $50,000 was paid in cash and $125,000 was paid in stock.

(3)
Mr. Rubano’s 2013 base salary was $70,000 , of which $19,191 was paid in cash and $50,809 was accrued and is reported as related party account payable in Note 7 of the Notes to the Consolidated Financial Statements included in “Item 1 — Financial Statements”. Mr. Rubano’s 2012 base salary was $45,000, of which $11,962 was paid in cash and $33,038 was accrued and is reported as related party account payable in Note 7 of the Notes to the Consolidated Financial Statements included in “Item 1 — Financial Statements”.

(4)
Mr. Bertrand’s 2013 base salary was $170,000, of which $97,199 was paid in cash and $72,801 was paid in stock. Mr. Bertrand’s 2012 base salary was $160,000, of which $142,767 was paid in cash and $17,233 was paid in stock.

(5)
On June 13, 2012 we entered into an agreement with Tim Gannon, to serve as our Culinary and Business Development Advisor. Mr. Gannon subsequently became the Chairman of our Board of Directors on August 22, 2013. Pursuant to the June 13, 2012 agreement, Mr. Gannon received solely stock-based compensation in connection with his services.  Upon his commencement of employment, he received 400,000 shares of the Company’s common stock, as well as has been issued 10,000 shares of the Company’s common stock each month.  For the years ended August 31, 2013 and 2012, he received 320,000 and 450,000 shares of the Company’s common stock.

Provided he is still employed by the Company, Mr. Gannon is to receive 200,000 shares of common stock on June 1, 2013, 200,000 shares of common stock on January 1, 2014, 200,000 shares of common stock on June 1, 2014 and 200,000 shares of common stock on January 1, 2015. In addition, Mr. Gannon could receive to up to a total of 400,000 additional shares of the Company’s common stock based on the following stock incentive milestones.

If the Company’s common stock trades:

(i)	for $2 per share or more for 30 trading days, Mr. Gannon is to receive 100,000 shares of the Company’s common stock;
(ii)	for $4 per share or more for 30 trading days and is listed on the NASDAQ stock exchange, Mr. Gannon is to receive an additional 100,000 shares of the Company’s common stock;
(iii)	for $6 per share or more for 30 trading days and is listed on the NASDAQ stock exchange, Mr. Gannon is to receive an additional 100,000 shares of the Company’s common stock; and
(iv)	for $8 per share or more for 30 trading days and is listed on the NASDAQ stock exchange. Mr. Gannon is to receive an additional 100,000 shares of the Company’s common stock.

In addition, Mr. Gannon is also entitled to receive, for every incremental $1 million in Company annual sales since the date of his agreement, 5,000 shares of the Company’s common stock, with a maximum total award of 500,000 shares (should the Company have achieved $100 million in annual sales.) The Company determined the Mr. Gannon’s agreement contains a combination of service, market and performance conditions as defined under ASC 718.  Additionally, the Company determined the fair value of these awards to be $1,033,350.  During the years ended August 31, 2013 and 2012, $544,687 and $46,630 of compensation cost was recognized, leaving $442,033 of compensation cost to be recognized through June 13, 2015.

(6)
All other compensation is comprised of medical premiums paid for Mr. Rubano and Mr. Bertrand and car allowances for all named executive officers. Car allowances have been accrued and are reported as related party account payable in Note 7 of the Notes to the Consolidated Financial Statements included in “Item 1 — Financial Statements.

Employment Agreements

On April 22, 2013, Lloyd Sugarman was appointed to serve as our Chief Executive Officer. On April 22, 2013 Arnold Casale resigned as our Chief Executive Officer. The following are summaries of the agreements that were executed with our executive management.

Lloyd Sugarman Employment Agreement

On April 22, 2013 the Company and Lloyd Sugarman entered into a three-year employment agreement pursuant to which Mr. Sugarman was appointed Chief Executive Officer. Pursuant to the employment agreement, Mr. Sugarman is to receive a base salary of $150,000.00 and an annual bonus of up to $50,000, payable 30 days after the close of each year, on a pro rata basis, if at least 80% of the sales projections established by the Board of Directors at the beginning of each year are met. The Company will also pay Sugarman the greater of $500 or 5% bonus for each co-branded franchise or franchise sold during his employment with the Company. The base salary will be initially paid at the rate of $75,000 per annum until $2,000,000 in capital is raised by the Company, and the unpaid salary will accrue until such time as it is paid. He will also receive a car allowance of $600 a month during the term of the employment agreement.

The Employment Agreement further provides that Mr. Sugarman will receive 1,500,000 shares of the Company’s common stock, vesting as follows:

(i)	300,000 shares on signing
(ii)	300,000 shares on the first anniversary of the agreement;
(iii)	300,000 shares on the second anniversary of the agreement;
(iv)	300,000 shares on the third anniversary of the agreement;
(v)	300,000 shares upon the Company being funded with at least $2 million.

A bonus of 10,000 shares of the Company’s common stock will also be paid to Sugarman for each incremental $1,000,000 in net sales annually of the Company during the term of the employment agreement up to net sales of $50 million annually, making the maximum bonus attainable 500,000 shares.

Arnold Casale Employment Agreement

On September 1, 2010, OSM and Arnold Casale entered into a three year employment agreement pursuant to which Mr. Casale was appointed as its Chairman and Chief Executive Officer. Pursuant to the employment agreement, Mr. Casale is to receive an annual base salary of $150,000, $175,000 and $200,000 for each of Year 1, Year 2 and Year 3 of the Agreement, of which $100,000 shall be payable annually and the balance in cash so long as the company has cash reserves of over $750,000 in the bank. If cash reserves in the bank do not exceed $750,000, the balance is to be paid in stock. Mr. Casale is entitled to a monthly car allowance of $600 per month as well as medical insurance and other benefits available to other employees. In addition, Mr. Casale was granted cashless options to purchase 250,000 shares of common stock at an exercise price of fifty cents per share, of which 100,000 vested on the first day of Year 1, and 75,000 vested on the first day of Year 2 and Year 3. The Agreement provides for termination only for cause during the first year and thereafter for any reason upon 90 days notice. Mr. Casale resigned as CEO on April 22, 2013 and resigned from the Board of Directors on August 22, 2013.

Robert Bertrand Employment Agreement

On September 1, 2010, OSM and Robert Bertrand entered into a three year employment agreement pursuant to which Mr. Bertrand was appointed as its President and Chief Financial Officer. Pursuant to the employment agreement, Mr. Bertrand is to receive an annual base salary of $150,000, $160,000 and $170,000 for each of Year 1, Year 2 and Year 3 of the Agreement, of which $100,000 shall be payable annually and the balance in cash so long as the company has cash reserves of over $750,000 in the bank. If cash reserves in the bank do not exceed $750,000, the balance is to be paid in stock. Mr. Bertrand is entitled to a monthly car allowance of $600 per month as well as medical insurance and other benefits available to other employees. In addition, Mr. Bertrand was granted cashless options to purchase 250,000 shares of common stock at an exercise price of fifty cents per share, of which 100,000 vested on the first day of Year 1, and 75,000 vested on the first day of Year 2 and Year 3. The Agreement provides for termination only for cause during the first year and thereafter for any reason upon 90 days notice.

Daniel Rubano Employment Agreement

On September 1, 2010, OSM and Daniel Rubano entered into a three year employment agreement pursuant to which Mr. Rubano was appointed as its Senior Vice President- Franchise Development. Pursuant to the employment agreement, Mr. Rubano is to receive an annual base salary of $25,000, $45,000 and $70,000 for each of Year 1, Year 2 and Year 3 of the Agreement. Mr. Rubano is entitled to a monthly car allowance of $400 per month as well as medical insurance and other benefits available to other employees. In addition, Mr. Rubano was granted cashless options to purchase 250,000 shares of common stock at an exercise price of fifty cents per share, of which 100,000 vested on the first day of Year 1, and 75,000 vested on the first day of Year 2 and Year 3. The Agreement provides for termination only for cause during the first year and thereafter for any reason upon 90 days notice.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of Fiscal 2013 for each Named Executive Officer.

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($/share)	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested
Arnold Casale	250,000.50		12/31/2020

Daniel Rubano	250,000.50		12/31/2020

Robert Bertrand	250,000.50		12/31/2020

Lloyd Sugarman(1)	-	-		1,200,000	$ 732,000

Notes:

(1)	Pursuant to Mr. Sugarman’s employment agreement, he received 300,000 shares of stock, having a fair market value of $112,500.

Aggregated Options Exercised in Last Fiscal Year

No stock options have been exercised by any director or executive officer since the date of the grant.

Compensation of Directors

The following table sets forth information for the fiscal year ended August 31, 2013 regarding the compensation of our directors who at August 31, 2013 were not also named executive officers or material employees.

Name	Fees Earned or Paid in Cash	Warrants Granted
Ron Crane(1)	$-	150,000
Rocco Fiorentino(2)	$-	-

Notes:

(1)
Mr.  Crane was appointed as an independent, non-employee member of the board on August 22, 2013. Pursuant to his agreement, he received 150,000 $0.50 5-year warrants. Previously Mr. Crane served on the Company’s board of advisors, where he received 50,000 shares of the Company’s common stock in 2011.

(2)
Mr. Fiorentino was appointed as an independent, non-employee member of the board on August 22, 2013. Previously Mr. Fiorentino served on the Company’s board of advisors, where he received 50,000 shares of the Company’s common stock in 2011 and 25,000 shares in 2012.

Item 12.      Security Ownership of Certain Beneficial Owners

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors and executive officers individually and our directors and executive officers as a group, and the present owners of 5% or more of our total outstanding shares.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Tim Gannon 1110 South Avenue Staten Island, NY 10314	Common	770,000		2.0%
Lloyd Sugarman 1110 South Avenue Staten Island, NY 10314	Common	400,000		1.1%
Ronald Crane 1110 South Avenue Staten Island, NY 10314	Common	57,500		0.2%
Rocco Fiorentino 1110 South Avenue Staten Island, NY 10314	Common	75,000		0.2%
Daniel Rubano 1110 South Avenue Staten Island, NY 10314	Common	2,375,000	(3)	6.5%
Robert Bertrand 1110 South Avenue Staten Island, NY 10314	Common	874,335	(4)	2.4%
Arnold Casale 1110 South Avenue Staten Island, NY 10314	Common	3,925,657	(3)	10.7%
Directors and Executive Officers as a Group (3)	Common	4,551,835	(3)	12.4%

Notes:

(1)
Beneficial ownership of a security includes any person, who directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

(2)	Based on 36,615,720 common shares and 1,165,573 preferred shares outstanding at August 31, 2013.

(3)	Includes options exercisable for 250,000 shares of stock that each of the beneficial owners has the right to exercise on the date hereof.

(4)
Includes options exercisable for 250,000 shares of stock that each of the beneficial owners has the right to exercise on the date hereof and 50,000 shares of Preferred Stock that are convertible at the option of the beneficial holder at any time.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

In July 2010, Al Yeganeh ‘s famous soup restaurant on 8th Ave and 55 Street in New York City reopened as a franchise location after being shuttered closed by Al for six years.  Daniel Rubano, a Director and  VP of Senior Vice President of Franchise Development and Operations is the owner of this franchise which paid the Company royalties of $38,542 and $40,296 during the years ended August 31, 2013 and 2012, respectively.

During the year ended August 31, 2012, the Company executed a 7% note receivable for $255,859 with the franchise to defray the costs of renovating the store and its lower operating margins as compared to other high traffic and less expensive locations. This note has a maturity date of October 31, 2018 with payments of interest only through November 30, 2012. At August 31, 2012 the Company had received all due interest payments, but due to the store’s operating margins, took a 100% allowance against the receivable. The Company has continued to receive interest only payments during the year ended August 31, 2013.

Lloyd Sugarman, our Chief Executive Officer and a director of the Company, is also an owner of one of the Soupman franchises which paid the Company royalties of $55,173 and $58,809 during the years ended August 31, 2013 and 2012, respectively.

Ron Crane and Rocco Fiorentino are independent directors under applicable SEC regulations.

Our board of directors reviews on an on-going basis for potential conflicts of interest, and approves if appropriate, all “related party transactions, which include all transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404.

Item 14.      Principal Accountant Fees and Services

Malone Bailey, LLP serves as our current independent registered public accounting firm. In 2012, Berman & Company P.A. had served as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended August 31, 2013 and 2012.

	August 31, 2013	August 31, 2012
Audit Fees and Expenses (1)	$105,500	72,000
All Other Fees	-	-
	$105,500	72,000

(1)       Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

PART IV

Item 15.      Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2012.
	1.	Independent Auditor’s Reports
	2.	Consolidated Balance Sheets as of August 31, 2013 and 2012
	3.	Consolidated Statements of Operations for the years ended August 31, 2013 and 2012
	4.	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended August 31, 2013 and 2012
	5.	Consolidated Statements of Cash Flows for the years ended August 31, 2013 and 2012
	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.
(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Designations for Series A(2)
4.1	2010 Stock Incentive Plan(3)
10.1	Merger Agreement between OSM Merger and Passport Arts, Inc.(2)
10.2	Agreement, dated as of April 27, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food, Inc and Al Yeganeh (4)
10.3	Amendment, dated February 20, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food, Inc and Al Yeganeh (4)
10.4	Forbearance Agreement dated May, 20,2011 (5)
10.5	Secured Guaranty dated May 20, 2011 (5)
10.6	Keepwell Agreement dated May 20, 2011 (5)
10.7	Amendment to Forbearance Agreement dated August 1, 2012 (8)
10.8	Endorsement Agreement, by and between Mine O’Mine, Inc. and the Company, dated as of July 29, 2011(6)
10.9	Employment Agreement of Arnold Casale dated September 1, 2010 (9)
10.10	Employment Agreement of Robert Bertrand dated September 1, 2010 (9)
10.11	Employment Agreement of Daniel Rubano dated September 1, 2010 (9)
10.12	Employment Agreement of Tim Gannon dated June 13, 2012 (7)
10.13	Employment Agreement of Lloyd Sugarman dated April 22, 2012 (10)
10.14	Warrant Agreement with Legend Securities dated August 20, 2012 *
10.15	Warrant Agreement with Legend Securities dated October 15, 2012 *
21.1	Subsidiaries (9)
23.1	Consent of Independent Registered Public Accounting Firm (Berman & Company P.A.) *
23.2	Consent of Independent Registered Public Accounting Firm (Malone Bailey LLP) *
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1) *
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1) *
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1) *
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1) *

*	Filed herewith

(1)	Incorporated by reference from our registration statement on Form S-1 filed on October 26, 2009
(2)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on December 20, 2010
(3)	Incorporated by reference from our registration statement on Form S-8 filed on February 2, 2011
(4)	Incorporated by reference from our quarterly report on Form 10-Q filed on April 19, 2011
(5)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 25, 2011
(6)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 21, 2011
(7)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on June 13, 2012.
(8)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 6, 2012.
(9)	Incorporated by reference from our Form 10-K/A filed with the Securities and Exchange Commission on August 28, 2013.
(10)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on April 26, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SOUPMAN, INC.

Date: November 13, 2013	By:	/s/ Lloyd Sugarman
Lloyd Sugarman
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2013	By:	/s/ Lloyd Sugarman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2013	By:	/s/ Robert Bertrand
Robert Bertrand
President and Chief Financial Officer

Date: November 13, 2013	By:	/s/ Daniel Rubano
Senior Vice President of Franchise Development and Operations and Director

Date: November 13, 2013	By:	/s/ Ron Crane
Director