Form 10-Q
period 2013-11-30
SOUPMAN, INC.
filed 2014-01-14
CIK 1475273

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares of common stock outstanding as of January 13, 2014 was 38,009,720.

ITEM 1.	Financial Statements.

Soupman, Inc. and Subsidiaries
Consolidated Balance Sheets

	November 30, 2013	August 31, 2013
	(Unaudited)
Assets

Current Assets
Cash	$104,471	$114,894
Accounts receivable - net	353,676	307,051
Inventory	368,025	332,183
Prepaid expenses and other	18,503	24,416
Total Current Assets	844,675	778,544

Property and equipment - net	22,949	18,104

Other Assets
Accounts receivable - related parties - net	23,768	51,657
Due from franchisee	22,680	6,369
Due from franchisee - related parties	7,730	-
Debt issue costs	2,946	6,076
Intangible assets - net	25,182	29,900
Other assets	4,800	4,800
Total Other Assets	87,106	98,802

Total Assets	$954,730	$895,450

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$3,986,183	$3,308,046
Accounts payable and accrued liabilities - related parties	242,763	241,083
Debt - net	6,113,010	6,000,664
Deferred franchise revenue	118,750	118,750
Derivative liabilities	935,449	1,895,630
Total Current Liabilities	11,396,155	11,564,173

Equity
Series A convertible Preferred stock, par value $0.001; 2,500,000 shares authorized; 1,165,573 issued and outstanding	1,166	1,166
Common stock, par value $0.001; 75,000,000 shares authorized; 37,680,720 and 36,615,720 issued and outstanding	37,681	36,616
Additional paid in capital	9,242,287	8,512,970
Accumulated deficit	(19,054,616)	(18,557,209)
Total stockholders' deficit	(9,773,482)	(10,006,457)
Noncontrolling interest in subsidiary	(667,943)	(662,266)
Total Deficit	(10,441,425)	(10,668,723)

Total Liabilities and Stockholders' Deficit	$954,730	$895,450

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended November 30,
	2013	2012

Revenue
Soup sales - net	$1,072,216	$724,386
Franchise fees	-	20,000
Franchise royalties	29,432	45,888
Total revenue	1,101,648	790,274

Cost of sales	967,027	533,223

Gross profit	134,621	257,051

Operating expenses:
General and administrative	939,742	1,120,399
Royalty	56,250	56,250
Total operating expenses	995,992	1,176,649

Loss from operations	(861,371)	(919,598)

Other income (expense)
Interest income	1,866	4,906
Interest expense	(382,060)	(371,780)
Forbearance expense	(165,000)	-
Stock expense related to convertible notes	-	(47,750)
Prepayment of debt penalty	(56,700)	(26,500)
Change in fair value of derivative liabilities	960,181	134,329
Total other income (expense) - net	358,287	(306,795)

Net loss including noncontrolling interest	(503,084)	(1,226,393)
Less: net loss attributable to noncontrolling interest	(5,677)	(11,910)

Net loss attributable to Soupman	$(497,407)	$(1,214,483)

Basic and diluted loss per common share	$(0.01)	$(0.04)

Weighted average number of common shares outstanding during the period - basic and diluted	37,226,004	31,113,606

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
Three Months Ended November 30, 2013
(Unaudited)

	Preferred Stock		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, August 31, 2013	1,165,573	$1,166	36,615,720	$36,616	$8,512,970	$(18,557,209)	$(662,266)	$(10,668,723)

Stock based compensation	-	-	-	-	127,382	-	-	127,382

Issuance of common stock for cash ($0.40/share)	-	-	790,000	790	315,210	-	-	316,000

Issuance of common stock for forbearance agreement ($0.60/share)	-	-	275,000	275	164,725	-	-	165,000

Issuance of common stock for services rendered ($0.44 - $0.69/share)	-	-	200,000	200	121,800	-	-	122,000

Reversal of shares issued in error ($0.72/share)			(200,000)	(200)	200	-	-	-

Net loss	-	-	-	-	-	(497,407)	(5,677)	(503,084)

Balance, November 30, 2013	1,165,573	$1,166	37,680,720	$37,681	$9,242,287	$(19,054,616)	$(667,943)	$(10,441,425)

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended November 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(503,084)	$(1,226,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	4,891
Stock issued for non payment of note payable	-	47,750
Depreciation	2,245	2,544
Amortization - intangibles	4,718	4,717
Amortization - debt discount	225,029	187,718
Amortization - debt issue cost	6,130	70,131
Stock issued - compensation	127,382	4,612
Stock issued - services	122,000	296,944
Stock issued - forbearance agreement	165,000	-
Change in fair market value of derivative liabilities	(960,181)	(134,329)
	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(46,625)	(5,996)
Accounts receivable - related party	27,889	(14,111)
Inventory	(35,842)	-
Other assets	-	(501)
Prepaid expenses	5,913	(17,642)
Increase (Decrease) in:
Accounts payable and accrued liabilities	678,137	342,841
Accounts payable and accrued liabilities - related parties	1,680	16,158
Net Cash Used in Operating Activities	(179,609)	(420,666)

Cash Flows From Investing Activities:
Due from franchisee	(7,730)	-
Due from franchisee - related party	(16,311)	(25,826)
Purchase of property and equipment	(7,090)	-
Net Cash Used in Investing Activities	(31,131)	(25,826)

Cash Flows From Financing Activities:
Net proceeds from issuance of notes	270,000	569,000
Repayment of debt	(382,683)	(53,000)
Cash paid for direct offering costs of convertible notes payable and issuance of common stock	(3,000)	(36,480)
Proceeds from issuance of common stock	316,000	-
Net Cash Provided by Financing Activities	200,317	479,520

Net increase (decrease) in cash	(10,423)	33,028

Cash at beginning of period	114,894	174,315

Cash at end of period	$104,471	$207,343

Supplemental disclosures of cash flow information:
Cash paid for interest	$80,231	$34,846
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of derivative liability to additional paid in capital	$-	$41,653
Debt discount recorded on convertible debt	$-	$38,013
Common stock issued in connection with debt - treated as debt discount	$-	$75,040
Warrants issued as debt issue cost	$-	$40,466

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
November 30, 2013
(Unaudited)

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2013, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2013. The interim results for the period ended November 30, 2013 are not necessarily indicative of results for the full fiscal year.

Recent Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s consolidated financial statements.

Note 3 Accounts Receivable / Accounts Receivable – Related Parties

In connection with certain debt financings, all accounts receivables serve as collateral; see note 5(C).

Accounts receivable consist of the following at November 30, 2013 and August 31, 2013:

	November 30, 2013	August 31, 2013
Accounts receivable	$406,946	$339,801
Allowance for doubtful accounts	(53,270)	(32,750)
Accounts receivable – net	$353,676	$307,051

Related-parties accounts receivable consist of the following at November 30, 2013 and August 31, 2013:

	November 30, 2013	August 31, 2013
Accounts receivable	$23,768	$72,177
Allowance for doubtful accounts	-	(20,520)
Accounts receivable – net	$23,768	$51,657

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
November 30, 2013
(Unaudited)

Note 4 – Accounts Payable and Accrued Liabilities – Related Parties

Accounts payable and accrued liabilities – related parties consist of the following at November 30, 2013 and August 31, 2013:

	November 30, 2013	August 31, 2013
Accrued payroll	$207,763	$183,283
Accrued expenses (auto allowances)	35,000	51,800
Total	$242,763	$241,083

Note 5 – Debt

Debt consist of the following at November 30, 2013 and August 31, 2013:

Description	November 30, 2013	August 31, 2013
A. Unsecured convertible debt – Derivative Liabilities	$1,732,250	$1,732,250
Less : debt discount	(164,638)	(297,153)
Convertible debt - net	1,567,612	1,435,097

B. Convertible debt – Unsecured	479,097	479,097
Less : debt discount	(205,601)	(287,615)
Convertible debt - net	273,496	191,482

C. Notes - Secured	3,196,902	3,246,902

D. Notes – Unsecured	1,075,000	1,127,183

Total debt	$6,113,010	$6,000,664

Debt in default consists of secured and unsecured notes totaling $801,597 and $558,183 at November 30, 2013 and August 31, 2013, respectively.

The corresponding debts above are more fully discussed below:

(A)           Unsecured Convertible Debt – Derivative Liabilities

During the three months ended November 30, 2013 the Company did not issue any unsecured convertible debt or warrants that had an embedded conversion feature. The Company’s unsecured convertible derivative debt (recorded as a derivative liability) consists of the following terms and balances at November 30, 2013:

Description	Information
Interest Rate		8 - 12%
Maturity Date(s)		Apr. 1, 2013 – Aug. 28, 2013

Series 2	Fixed conversion price of $1.00 ($1.00 warrants)	997,250
Series 3	Fixed conversion price of $0.40 ($0.75 warrants)	735,000

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
November 30, 2013
(Unaudited)

Below is a summary of the Company’s unsecured convertible debt (recorded as a derivative liability) at November 30, 2013 and August 31, 2013:

Description	November 30, 2013	August 31, 2013
Carry forward balance	$1,732,250	$832,750
Borrowings	-	1,000,000
Repayment of convertible debt	-	(100,500)
Ending balance	$1,732,250	$1,732,250

(B)           Convertible Debt – Unsecured

During the three months ended November 30, 2013 the Company did not issue any unsecured non-derivative convertible debt or warrants. The Company’s unsecured convertible debt (not recorded as a derivative liability) consists of the following terms and balances at November 30, 2013:

Description	Information
Interest Rate		16%
Default interest rate		N/A
Term		1 year
Maturity		Aug. 3, 2013 - Aug. 20, 2013
Series 4 debt	Fixed conversion price of $0.75	$374,097
Series 5 debt	Zero percent (0%) interest if repaid within 3 months; Convertible at the lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the loan date	$105,000

The Company amortized $6,130 of its debt issue costs relating to its Series 4 debt during the three months ended November 30, 2013. The remaining unamortized amount of $2,945 will be fully amortized in the fourth quarter of fiscal year 2014.

Below is a summary of the Company’s unsecured convertible debt (not recorded as a derivative liability) at November 30, 2013 and August 31, 2013:

	November 30, 2013	August 31, 2013
Carry forward balance	$479,097	$650,000
Borrowings	-	409,000
Repayment of convertible debt	-	(59,220)
Reclassification of convertible debt to demand	-	(520,683)
Ending balance	$479,097	$479,097

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
November 30, 2013
(Unaudited)

(C)           Notes - Secured

The Company’s secured debt consist of the following terms and balances at November 30, 2013:

Interest Rate		7% - 12.75%
Maturity		Sep. 1, 2013 - Aug. 28, 2014
SKI debts	Secured by all the assets of OSM	$2,990,902
Series 6 debt	Secured by the tetra pack inventory, tetra pack receivables and a second position on all other assets of OSM.	$206,000

Below is a summary of the Company’s secured debt at November 30, 2013 and August 31, 2013:

	November 30, 2013	August 31, 2012
Carry forward balance	$3,246,902	$3,242,613
Borrowings (Series 6)	-	256,000
Repayment of debt	(50,000)	-
Accrued interest	-	-
Reclassification of accrued interest on debt from debt to accrued interest	-	(251,711)
Ending balance	$3,196,902	$3,246,902

The Company issued 275,000 shares of its common stock in connection with extending a forbearance agreement (as further described in the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2013); these share have a fair value of $165,000 which was charged to other expense and was based on the quoted closing trading price of the Company’s stock on September 16, 2013 ($0.60/share).

(D)           Notes – Unsecured Demand Notes

The Company’s unsecured demand debt consists of the following maturities and balances at November 30, 2013 and August 31, 2013:

Amount	Information	Maturity
$ 1,027,500	Represents current convertible demand debt	In Default – August 25, 2014
$ 10,000	Represents an advance from a third party	Due on demand
$ 37,500	The Company is in litigation regarding this debt; see note 8.	In litigation

Below is a summary of the Company’s unsecured demand debt at November 30, 2013 and August 31, 2013:

Description	November 30, 2013	August 31, 2012
Carry forward balance	$1,127,183	$287,500
Borrowings	280,500	422,500
Repayments	(332,683)	(204,000)
Reclassification from derivative to demand debt	-	100,500
Reclassification from convertible to demand debt	-	520,683
	$1,075,000	1,127,183

In connection with its demand debt, and for the three months ended November 30, 2013, the Company incurred an original issue discount of $10,500 (which was recorded as debt discount) and recorded $3,000 as debt issue costs.

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
November 30, 2013
(Unaudited)

(E)           Debt discount

Below is a summary of the Company’s debt discount at November 30, 2013 and August 31, 2013:

	November 30, 2013	August 31, 2013
Total outstanding debt	$6,483,249	$6,585,432
Carry forward debt discount – net	(584,768)	(404,088)
Debt discount	(10,500)	(994,214)
Amortization of debt discount	225,029	813,534
Debt – net	$6,113,010	$6,000,664

The Company’s remaining debt discount of $370,240 will be fully amortized during fiscal year 2014.

Note 6 – Derivative Liabilities

The Company did not identify any conversion features embedded within convertible debt and warrants issued during the years ended August 31, 2013 (see note 5(A)); therefore, no derivatives were recorded during the three months ended November 30, 2013.

The fair value of the Company’s derivative liabilities at November 30, 2013 and August 31, 2013 is as follows:

	November 30, 2013	August 31, 2013
Carry forward balance	$1,895,630	$513,493
Fair value at the commitment date for convertible notes	-	527,796
Fair value at the commitment date for warrants issued	-	78,777
Loss on debt extinguishment	-	338,507
Fair value mark-to-market adjustment	(960,181)	437,057
Derivative liabilities (balance)	$935,449	$1,895,630

The fair values at the re-measurement dates for convertible debt and warrants that are treated as derivative liabilities were based upon the following estimations/assumptions made by management for the three months ended November 30, 2013:

Three months ended	Re-measurement Date
Exercise price	$0.80 - $1.00
Expected dividends	0%
Expected volatility	111 - 134%
Expected term: convertible debt and warrants	1 months – 2.48 years
Risk free interest rate	0.05% - 0.56%

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
November 30, 2013
(Unaudited)

Note 7 Stockholders’ Deficit

(A)        Series A – Convertible Preferred Stock

No Series A stock was issued or converted to common stock during the three months ended November 30, 2013.

(B)        Common Stock

For the three months ended November 30, 2013 the Company issued the following shares of common stock; fair value for the share issued was based upon the quoted closing trading price on the dates shares were issued:

Type	Shares	Fair value	Range of value per share
1. Stock issued for cash	790,000	$316,000	$$0.40
2. Stock issued in connection with forbearance	275,000	$165,000	$$0.60
3. Stock issued for services	200,000	$122,000	$0.44 - $0.69
4. Stock cancelled	(200,000)	$-	$-

The corresponding stock issuances above are more fully discussed below:

2 -       See Note 5(C).

3 -       Includes 140,000 and 60,000 shares having a fair value of $88,000 and $33,740, respectively, issued during the three months ended November 30, 2013 to consultants and to board and board of advisors' members.

4 -       Shares previously issued in error for services.

(C)      Stock Options

The Company granted no stock options during the three months ended November 30, 2013.

The following is a summary of the Company’s stock option activity for the three months ended November 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2013	1,975,000	$0.53	7.44 years	408,250
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance – November 30, 2013	1,975,000	$0.51	6.95 years	17,750
Outstanding options held by related parties (November 30, 2013)	1,450,000
Exercisable options held by related parties (November 30, 2013)	1,450,000
Exercisable options held by third parties (November 30, 2013)	375,000

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
November 30, 2013
(Unaudited)

The following is a summary of the Company’s unvested stock options at November 30, 2013:

	Un-vested Stock Options	Weighted Average Grant Date Fair Value
Unvested – August 31, 2013	100,000	$0.75
Granted	-	-
Vested/Exercised	-	-
Forfeited/Cancelled	-	-
Unvested – November 30, 2013	100,000	$-
Weighted average remaining life for vesting	6.71 years

The Company expensed $4,612 during the three months ended November 30, 2013 related to options that vested.

(D)       Stock Warrants

The following is a summary of the Company’s stock warrant activity for the three months ended November 30, 2013:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2013	5,792,702	$.67
Granted	-	.-
Exercised	-	-
Forfeited/Cancelled	(334,500)	1.25
Balance at November 30, 2013	5,458,202	$.65

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$ 0.40 -$1.25	5,458,202	3.22	$0.65	5,458,202	$0 .67	276,500

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
November 30, 2013
(Unaudited)

Note 8 Commitments and Contingencies

Commitments

For the three months ended November 30, 2013, the Company recorded a royalty expense of $56,250 in connection with a royalty agreement (as further described in the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2013.)

During the three months ended November 30, 2013, the Company recorded compensation cost of $95,277 and $3,499,  respectively,  in connection with a June 2013 and a December 2012 agreement, respectively (as further described in the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2013.)

During the three months ended November 30, 2013, the Company recorded compensation cost of $23,994 in connection with a January 2013 agreement (as further described in the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2013.)

Litigations, Claims and Assessments

On October 26, 2010, a third party action was filed against OSM, certain principals of OSM and other third parties, Case Index #1-10-44670. The action in U.S. Bankruptcy Court, Eastern District, New York,  sought, among other things, to invalidate OSM’s purchase of assets from SKI., which was subject to a bankruptcy petition. The Company has always considered the action to be wholly without merit, because, among other things: (1) an independent appraisal was performed prior to the asset transfer; (2) an additional independent appraisal was performed by a third party in May of 2012, which showed SKI had no value; (3) OSM paid $100,000 in cash and guaranteed secured debt in the amount of approximately $3,670,000; and (4) shareholder approval was obtained.  Following mediation, the parties to the action, including the trustee in bankruptcy for SKI, have entered into a settlement agreement, in which the parties have agreed to settle the action against OSM for $950,000, of which  $350,000 is payable by OSM and $600,000 is payable by the Company’s D&O insurance carrier.  In connection with the settlement agreement, the Company will also be released from approximately $300,000 in secured debt which OSM had guaranteed in connection with its purchase of the assets of SKI; se Note 8(C).  As a result, the expense of the settlement to the Company will not be significant; however, its effect on the Company’s immediate cash position, once paid, is expected to be significant. No assurance can be given what effect any failure to make the payment may have on the settlement agreement or ultimate resolution of the matter given the Company’s current cash position. The settlement agreement is subject to court approval which is pending.

Soupman, Inc. is one of several defendants in a lawsuit filed by Gourmet Sales and Marketing, LLC (“GSM”) in July 2011. GSM claims that it is owed $37,500 in sales commissions based upon an August 2009 sales and marketing agreement. Aside from the claim for an accounting, compensatory damages and/or punitive damages are demanded with respect to the other claims. The Company served its answer to the complaint in October 2011, in which it denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses and affirmative defenses.  In November 2013, the Company served various counter-claims against GSM and its principals. The matter is still in the discovery phase of litigation.  In the Company and its counsel’s opinion, the complaint lacks merit as the agreement that forms the basis of GSM’s claims may be invalid and unenforceable, GSM is not owed any money in relation to this agreement, and the Company believes that punitive damages are without basis and therefore has made no accrual for probable losses.

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.  If the Company is not successful in its defense (or settlement) of these actions it could have a material adverse effect on its business, as well as current and expected future operations.

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
November 30, 2013
(Unaudited)
Note 9 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $500,000 and net cash used in operations of approximately $180,000 for the three months ended November 30, 2013, and a working capital deficit of approximately $10.6 million and a stockholders’ deficit of approximately $10.4 million at November 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 10 Subsequent Events

A)         Debt

Since November 30, 2013, the Company issued $179,500 in convertible notes.

B)         Equity

Since November 30, 2013, the Company has issued 329,000 shares of its common stock for services rendered, having in aggregate a fair market value of $152,930. Share prices ranged from $0.45 to $0.50 and were based upon the quoted closing trading prices on the dates issued.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the quarter ended November 30, 2013 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 14, 2013.

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

Overview

Our Company manufactures and sells soups under the “Original Soupman®” brand.  We sell our soups in new innovative Tetra Recart shelf stable cartons in the canned soup aisle where most “heat & serve” retail soup purchases are made (approximately $6 billion in the US each year.)  We believe that with our new shelf-stable Tetra Recart packaging, which allows our soups to be displayed in the canned soup aisle, many consumers will choose the Soupman’s famous soups from Al Yeganeh over the other typical inferior tasting canned soups. We believe we will capture the health conscientious consumers who are aware that recent reports have warned consumers that canned products contain BPA, a known cancer causing agent. Tetra Recart packaging is BPA free and recyclable.

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

Results of Operations – Three Months Ended November 30, 2013

The following table summarizes our operating results for the three months ended November 30, 2013 and 2012, respectively.  All amounts have been rounded to the nearest thousandth.

	2013	2012
Revenue	$1,102,000	$790,000
Cost of Sales	967,000	533,000
Gross Profit	135,000	257,000
Operating Expenses	996,000	1,176,000
Loss From Operations	(861,000)	(919,000)
Other Income (Expense)	358,000	(307,000)
Net Loss (including non-controlling interest)	$(503,000)	$(1,226,000)

Revenue
Soup sales accounted for approximately 97% and 92% of overall revenue for the three months ended November 30, 2013 and 2012, respectively, while franchise revenues accounted for the remaining 3% and 8%, respectively. Our quarter-over-quarter revenues increase of approximately 39% was primarily attributable to the continued introduction of our new Tetra Recart line of soups.

For the three months ended November 30, 2013, our Tetra Recart line of soups accounted for approximately $833,000 (78%) of total revenue. The balance of soup sales of approximately $239,000 (22%) of total revenue were sold to our franchisees and the New York City school system. Our year-over-year soup sales increased 48%, primarily attributable to an increase in Tetra Recart sales.

Reported revenues are net of slotting fees (a fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts (early payment discounts).  Slotting fees for three months ended November 30, 2013 and 2012, respectively, were approximately $114,000 and $17,000, while sales discounts for the same periods were approximately $20,000 and $11,000.

Cost of Sales
Costs of sales, for the three months ended November 30, 2013 and 2012, included freight of approximately $49,000 and $38,000, respectively.  Cost of sales represents costs associated with soup sales only; the Company had no cost of sales associated with franchise activities.

For the three months ended November 30, 2013 and 2012, cost of sales as a percent of soup sales increased approximately 16% (from 74% to 90%) due primarily to an increase in year-over-year slotting fees and higher cost of sales on our newest line of Tetra Recart soups. Cost of sales as a percent of soup sales is negatively impacted by slotting fees and sales discounts, which lower the reportable revenue, thus increasing the percentage

We expect our costs of sales (specifically the cost of ingredients, packaging and freight) on all our products to decrease in 2014 as we transition to a Maryland based packer.

Operating Expenses
Year –over-year operating expenses as a percentage of revenue decreased approximately 59% (from 149% to 90%) for the three months ended November 30, 2013 as compared to the three months ended November 20, 2012. Major components of our operating expenses for the three months ended November 30, 2013 consisted primarily of approximately 249,000 in stock based compensation and stock issued for services, $219,000 for payroll and payroll related expenses, $180,000 in professional fees, $64,000 in insurance expense, $56,000 in royalty fees and $49,000 for the promotion of our products.

Other Income (Expense)
Other income for the three months ended November 30, 2013 was approximately $358,000 compared to other expenses of approximately $307,000 for the three months ended November 30, 2012. The year-over-year change from other expense to other income was approximately $665,000 and was primarily due to an approximately $826,000 increase in change in fair value of derivative liabilities and a decrease of approximately $48,000 in stock related expenses, offset primarily by increases of approximately $165,000 for a forbearance agreement, $30,000 in debt penalty payments and $26,000 in interest expense.

Net Loss
Our net loss for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012 decreased approximately $723,000 (or 59%) primarily due to factors discussed above regarding Revenue, Cost of Sales, Operating Expenses and Other Expenses. Net loss for the three months ended November 30, 2013 was approximately $386,000 or $0.01 per share (basic and diluted).

There were no unusual or infrequent events or transactions, or significant economic changes that materially affected the amount of reported income or expenses from operations and nor is the Company aware of any known uncertainties that it reasonably expects will have a material impact income or expenses from operations, other than in the normal course of business such as seasonality.

Liquidity and Capital

The following table summarizes our working capital as of November 30, 2013 and August 31, 2013; all amounts have been rounded to the nearest thousandth.

	As of November 30, 2013	As of August 31, 2013
Current assets	$845,000	$779,000
Current liabilities	$11,396,000	$11,564,000
Working capital (deficit)	$(10,551,000)	$(10,785,000)

At November 30, 2013, we had cash of approximately $104,000 as compared to approximately $115,000 at August 31, 2013. Our working capital deficit decreased approximately $234,000, primarily due to a decrease in derivative liabilities of approximately $960,000 and an increase in accounts receivable and inventory of approximately $82,000 offset by an increase in accounts payable and accrued liabilities of approximately $678,000 and an increase in net debt of $80,000.

For the three months ended November 30, 2013 net cash used in operating activities was approximately $180,000 as compared to approximately $421,000 for the three months ended November 30, 2012.  Our primary uses of net cash from operating activities for the three months ended November 30, 2013 were losses from operations of approximately $503,000, an increase in accounts payable – net of approximately $680,000 and a non-cash adjustment to reconcile net loss to net cash of approximately $960,000 relating to the change in fair value of derivative liabilities, offset in aggregate by non-cash adjustments to reconcile net loss to net cash of expenses relating to stock issued for compensation and services – net of approximately $249,000, amortization of approximately $236,000 and stock issued for forbearance of $165,000.

Net cash used in investing activities for the three months ended November 30, 2013 was approximately $31,000; approximately $16,000 from advances to franchisees, $8,000 in advances to related party franchisees and $7,000 for the purchase of fixed assets.

Net cash provided by financing activities for the three months ended November 30, 2013 was approximately $200,000, which primarily included approximately $270,000 – net from the issuance of convertible notes and $316,000 from the sale of common stock offset by approximately $383,000 used for the repayment of debt.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of approximately $10.4 million through November 30, 2013 and have incurred a net loss of approximately $500,000 for the three months ended November 30, 2013. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At November 30, 2013, we had a net short term debt of approximately $6,113,000 and a working capital deficit of approximately $10.5 million. These factors raise substantial doubt about our ability to continue as a going concern. During the three months ended November 30, 2013, we raised approximately $597,000 (net of expenses) from the issuance of our common stock and the issuance of notes and since then we have raised an additional $179,500 from the issuance of notes and approximately $153,000 through the sale of stock.  Our debt of approximately $6,081,000 net includes a guarantee of SKI's debt in the amount of approximately $2,991,000; however none of it is past due. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the promotion of our new shelf stable Tetra Pak, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations or our sales revenue is insufficient we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

We are currently seeking additional funding from investors as well as an investment bank for an operating line of credit secured by receivables and inventory. While we believe we will require approximately $6,000,000 to implement our full business strategy, we believe that if we are able to raise no less than $1,500,000, it will be sufficient to support our operations for the next 12 months. If we are unable to raise the entire $6,000,000, we will be forced to reduce our marketing and promotion efforts and potentially the size of our operations as well, unless current sales increase enough to support implementing our full business plan. We believe that at $6,000,000 in sales, our operations would be self-sustaining and cash flow positive. Due to the fact that we use co-packers to manufacture our products, have no bricks and mortar, rent very modest space and only have 8 full time employees, many of our fixed costs are minimal and will remain unchanged regardless of how much money we are able to raise. If we are forced to reduce our marketing and promotion efforts and/or size of our operations because we are unable to raise the entire $6,000,000 and current sales do not increase enough to support implementing our full business plan, our revenues will likely be less than had we been able to implement our full program, and as a direct result our income may suffer, and may not be sufficient to cover our negative cash flow, negatively affecting our liquidity

We are obligated to pay the minority stockholder of Kiosk a royalty equal to 3% of the gross sales of all of its soup on the first $50,000,000 of gross sales, 2% on gross sales between $50,000,000 and $75,000,000, and 1% on gross sales thereafter.  We are required to pay a minimum of $225,000 per year if the gross sales threshold is not met.  Payments are due quarterly for ongoing services through June 30, 2014.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On October 26, 2010, a third party action was filed against OSM, certain principals of OSM and other third parties, Case Index #1-10-44670. The action in U.S. Bankruptcy Court, Eastern District, New York,  sought, among other things, to invalidate OSM’s purchase of assets from SKI., which was subject to a bankruptcy petition. The Company has always considered the action to be wholly without merit, because, among other things: (1) an independent appraisal was performed prior to the asset transfer; (2) an additional independent appraisal was performed by a third party in May of 2012, which showed SKI had no value; (3) OSM paid $100,000 in cash and guaranteed secured debt in the amount of approximately $3,670,000; and (4) shareholder approval was obtained.  Following mediation, the parties to the action, including the trustee in bankruptcy for SKI, have entered into a settlement agreement, in which the parties have agreed to settle the action against OSM for $950,000, of which  $350,000 is payable by OSM and $600,000 is payable by the Company’s D&O insurance carrier.  In connection with the settlement agreement, the Company will also be released from approximately $300,000 in secured debt which OSM had guaranteed in connection with its purchase of the assets of SKI; se Note 8(C).  As a result, the expense of the settlement to the Company will not be significant; however, its effect on the Company’s immediate cash position, once paid, is expected to be significant. No assurance can be given what effect any failure to make the payment may have on the settlement agreement or ultimate resolution of the matter given the Company’s current cash position. The settlement agreement is subject to court approval which is pending.

Soupman, Inc. is one of several defendants in a lawsuit filed by Gourmet Sales and Marketing, LLC (“GSM”) in July 2011. GSM claims that it is owed $37,500 in sales commissions based upon an August 2009 sales and marketing agreement. Aside from the claim for an accounting, compensatory damages and/or punitive damages are demanded with respect to the other claims. The Company served its answer to the complaint in October 2011, in which it denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses and affirmative defenses.  In November 2013, the Company served various counter-claims against GSM and its principals. The matter is still in the discovery phase of litigation.  In the Company and its counsel’s opinion, the complaint lacks merit as the agreement that forms the basis of GSM’s claims may be invalid and unenforceable, GSM is not owed any money in relation to this agreement, and the Company believes that punitive damages are without basis and therefore has made no accrual for probable losses.

No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.  If the Company is not successful in its defense (or settlement) of these actions it could have a material adverse effect on its business, as well as current and expected future operations.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended November 30, 2013, we issued 275,000 shares of common stock for a forbearance agreement, having an aggregate fair market value of $165,000 based upon the quoted closing trading prices on the issue date; 200,000 shares of common stock for services rendered, having an aggregate fair market value of $122,000 based upon the quoted closing trading prices on the issue date; 790,000 shares of common stock to accredited investors at an issue price of $.40 per share for a fair value of $316,000, and cancelled 200,000 shares that were previously issued for services. These securities were issued pursuant to Section 4(a)(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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

SOUPMAN, INC.

Date: January 14, 2014	By:	/s/ Lloyd Sugarman
Lloyd Sugarman
Chief Executive Officer and Director (Principal Executive Officer)

SOUPMAN, INC.

Date: January 14, 2014	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO (Principal Financial Officer)