Form 10-Q
period 2014-02-28
SOUPMAN, INC.
filed 2014-04-14
CIK 1475273

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

Number of shares of common stock outstanding as of April 9, 2014 was 41,649,190.

Soupman, Inc. and Subsidiaries
Consolidated Balance Sheets

	February 28, 2014	August 31, 2013
	(Unaudited)

Assets

Current Assets
Cash	$54,319	$114,894
Accounts receivable - net	394,957	307,051
Inventory	362,781	332,183
Prepaid expenses	11,183	24,416
Total Current Assets	823,240	778,544

Property and equipment - net	16,245	18,104

Other Assets
Accounts receivable - related party - net	32,467	51,657
Due from franchisees	50,775	6,369
Debt issue costs	1,902	6,076
Intangible assets - net	20,517	29,900
Other	4,800	4,800
Total Other Assets	110,461	98,802

Total Assets	$949,946	$895,450

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$4,520,942	$3,308,046
Accounts payable and accrued liabilities - related parties	309,146	241,083
Debt - net of discount	5,969,918	6,000,664
Deferred franchise revenue	118,750	118,750
Derivative liabilities	880,770	1,895,630
Total Current Liabilities	11,799,526	11,564,173

Stockholders' Deficit
Preferred stock, par value $0.001; 25,000,000 shares authorized, 931,360 and 1,165,573 issued and outstanding	932	1,166
Common stock, par value $0.001; 75,000,000 shares authorized 39,295,493 and 36,615,720 issued and outstanding	39,296	36,616
Additional paid in capital	9,834,120	8,512,970
Accumulated deficit	(20,047,451)	(18,557,209)
Total Stockholders' Deficit	(10,173,103)	(10,006,457)
Noncontrolling interest	(676,477)	(662,266)
Total Deficit	(10,849,580)	(10,668,723)

Total Liabilities and Stockholders' Deficit	$949,946	$895,450

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013

Sales
Soup sales - net	$736,433	$567,887	$1,808,649	$1,292,273
Franchise sales	-	-	-	20,000
Franchise royalties	35,264	51,352	64,696	97,240
Total sales	771,697	619,239	1,873,345	1,409,513

Cost of sales	654,694	582,773	1,621,721	1,115,996

Gross profit	117,003	36,466	251,624	293,517

Operating expenses:
General and administrative	1,063,621	940,591	2,003,363	2,060,990
Royalty	56,250	56,250	112,500	112,500
Total operating expenses	1,119,871	996,841	2,115,863	2,173,490

Loss from operations	(1,002,868)	(960,375)	(1,864,239)	(1,879,973)

Other income (expense)
Setlement of debt	290,902	-	290,902	-
Interest income	-	4,477	1,866	9,383
Interest expense	(410,543)	(338,892)	(792,603)	(702,620)
Forbearance expense	-	-	(165,000)	-
Stock expense related to convertible notes	-	(17,313)	-	(65,063)
Prepayment of debt penalty	(27,475)	(23,750)	(84,175)	(50,250)
Loss on debt extinguishment	(147,893)	(154,942)	(147,893)	(154,942)
Change in fair value of derivative liabilities	319,168	194,558	1,279,349	328,887
OID loan expense	(22,660)	-	(22,660)	-
Total other income (expense)	1,499	(335,862)	359,786	(634,605)

Net loss including non controlling interest	(1,001,369)	(1,296,237)	(1,504,453)	(2,514,578)
Less: net loss attributable to noncontrolling interest	(8,534)	(20,584)	(14,211)	(32,494)
Net loss attributable to Soupman	$(992,835)	$(1,275,653)	$(1,490,242)	$(2,482,084)

Basic and diluted loss per share:	$(0.03)	$(0.04)	$(0.04)	$(0.08)

Weighted average number of common shares outstanding during the period - basic and diluted	38,168,105	31,717,175	37,610,074	31,195,170

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statement of Stockholders 'Deficit
Six Months Ended February 28, 2014
(Unaudited)

	Preferred Stock		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, August 31, 2013	1,165,573	$1,166	36,615,720	$36,616	$8,512,970	$(18,557,209)	$(662,266)	$(10,668,723)

Stock based compensation	-	-	-	-	246,506	-	-	$246,506

Issuance of common stock for services rendered ($0.39 - $0.69/share)	-	-	849,000	849	403,581	-	-	$404,430

Issuance of common stock for cash ($0.25 - $0.40/share)	-	-	990,000	990	365,010	-	-	$366,000

Issuance of common stock for forbearance agreement ($0.60/share)	-	-	275,000	275	164,725	-	-	$165,000

Issuance of common stock for debt and accrued interest ($0.23 - $0.25)	-	-	531,560	532	130,378	-	-	$130,910

Debt discount attributable to shares issued	-	-	-	-	10,750	-	-	$10,750

Reversal of shares issued in error ($0.72/share)	-	-	(200,000)	(200)	200	-	-	$-

Conversion of preferred stock to common stock	(234,213)	(234)	234,213	234	-	-	-	$-

Net loss	-	-	-	-	-	(1,490,242)	(14,211)	$(1,504,453)

Balance, February 28, 2014	931,360	$932	39,295,493	$39,296	$9,834,120	$(20,047,451)	$(676,477)	$(10,849,580)

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended February 28,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(1,504,453)	$(2,514,578)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	246,506	9,224
Stock issued for services	404,430	729,499
Stock issued for non payment of note payable	-	65,063
Stock issue for forbearance	165,000	-
Settlement of debt	(290,902)	-
Bad debt expense	-	10,442
Change in fair market value of derivative liabilities	(1,279,349)	(328,887)
Loss on debt extinguishment	147,893	154,942
Amortization of intangibles	9,383	9,383
Amortization of debt discount	476,419	333,267
Amortization of debt issue cost	4,174	131,743
Original issue discount	(21,610)	-
Depreciation	1,859	4,945
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(87,906)	103,377
Accounts receivable - related party	19,190	(20,703)
Inventory	(30,598)	(335,305)
Prepaid expenses	13,233	(21,381)
Other assets	-	27,388
Increase (decrease) in:
Accounts payable and accrued liabilities	1,230,022	901,208
Accounts payable and accrued liabilities - related parties	68,063	121,164
Net Cash Used in Operating Activities	(428,646)	(619,209)

Cash Flows From Investing Activities:
Due from franchisee	(44,406)	(627)
Due from franchisees - related party	-	(41,298)
Net Cash Used in Investing Activities	(44,406)	(41,925)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	520,160	672,500
Proceeds from issuance of common stock for cash	366,000	-
Repayment of debt	(473,683)	(100,500)
Cash paid for direct offering costs of convertible notes payable and issuance of common stock	-	(36,480)
Net Cash Provided by Financing Activities	412,477	535,520

Net decrease in cash	(60,575)	(125,614)

Cash at beginning of year	114,894	174,315

Cash at end of period	$54,319	$48,701

Supplemental disclosures of cash flow information:
Cash paid for interest	$111,940	$56,370
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discount recorded on derivatives and stock issued with convertible debt	$127,346	$340,515
Common stock issued in connection with debt financing	$130,910	$-
Conversion of preferred stock to common stock	$234	$272
Reduction of accrued payroll - related party and related reduction of due from franchise - related party	$-	$32,888

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
February 28, 2014
(Unaudited)

Note 1 Description of Business and Summary of Significant Accounting Policies

The Company (fka/ Passport Arts) was incorporated in the State of Nevada on December 2, 2008. On January 31, 2011, the Company reincorporated in the State of Delaware and changed its name to Soupman.

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2013, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2013. The interim results for the period ended February 28, 2014 are not necessarily indicative of results for the full fiscal year.

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s consolidated financial statements.

Note 3 Accounts Receivable / Accounts Receivable - Franchisee – Related Parties

In connection with certain debt financings, all accounts receivables serve as collateral; see Note 5(C).

Accounts receivable consisted of the following at February 28, 2014, 2013 and August 31, 2013.

	February 28, 2014	August 31, 2013
Accounts receivable	$448,227	$339,801
Allowance for doubtful accounts	(53,270)	(32,750)
Accounts receivable – net	$394,957	$307,051

Related-parties accounts receivable consisted of the following at February 28, 2014 and August 31, 2013.

	February 28, 2014	August 31, 2013
Accounts receivable	$32,467	$72,177
Allowance for doubtful accounts	-	(20,520)
Accounts receivable – net	$32,467	$51,657

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
February 28, 2014
(Unaudited)

Note 4 – Accounts Payable and Accrued Liabilities – Related Parties

Accounts payable and accrued liabilities – related parties consist of the following at February 28, 2014 and August 31, 2013:

	February 28, 2014	August 31, 2013
Accrued payroll	$269,346	$189,283
Accrued expenses (auto allowances)	39,800	51,800
Total	$309,146	$241,083

Note 5 – Debt

Debt consists of the following at February 28, 2014 and August 31, 2013:

Description	Feb. 28, 2014	Aug. 31, 2013
A. Unsecured convertible debt – Derivative Liabilities	$1,813,516	$1,732,250
Less : debt discount	(105,971)	(297,153)
Convertible debt - net	1,707,545	1,435,097

B. Convertible debt – Unsecured	486,207	479,097
Less : debt discount	(151,334)	(287,615)
Convertible debt - net	334,873	191,482

C. Notes - Secured	2,906,000	3,246,902

D. Notes – Unsecured	1,021,500	1,127,183

Total debt	$5,969,918	$6,000,664

Debt in default consists of unsecured notes totaling $981,597 and $558,183 at February 28, 2014 and August 31, 2013, respectively.

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
February 28, 2014
(Unaudited)

The corresponding debts above are more fully discussed below:

(A)           Unsecured Convertible Debt – Derivative Liabilities

During the six months ended February 28, 2014, the Company did not issue any unsecured convertible debt or warrants that had an embedded conversion feature; however, during the same period the Company did reclassify one of its convertible non-derivative debts to convertible derivative debt under the terms of that agreement.

The Company’s unsecured convertible derivative debt (recorded as a derivative liability) consists of the following terms and balances at February 28, 2014 and August 31, 2013:

Description	Information	Feb. 28, 2014	Aug. 31, 2013
Interest rate		8% - 12%	8% - 12%
Maturity Date(s)		Dec. 31, 2013 to May 31, 2014	Apr. 1, 2013 to Aug. 28, 2013
Series 2	Fixed conversion price of $1.00 ($1.00 warrants)	$997,250	$265,000
Series 3	Fixed conversion price of $0.40 ($0.75 warrants)	$735,000	$735,000

Below is a summary of the Company’s unsecured convertible debt (recorded as a derivative liability) at February 28, 2014 and August 31, 2013:

Description	Feb. 28, 2014	Aug. 31, 2013
Carry forward balance	$1,732,250	$832,750
Borrowings	11,550	1,000,000
Repayment of convertible debt	-	(100,500)
Reclassification of convertible non-derivative debt to derivative debt	105,000	-
Conversion of convertible derivative debt to stock	(35,284)	-
Ending balance	$1,813,516	$1,732,250

The Company converted $13,986 of accrued interest to stock in addition to the principal noted in the table above.

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
February 28, 2014
(Unaudited)

(B)           Convertible Debt – Unsecured

The Company’s unsecured non-derivative convertible debt consists of the following terms and balances at February 28, 2014 and August 31, 2013:

Description	Information
Interest rate		10% - 12%
Default interest rate		N/A
Term		1 year
Maturity		Aug. 3, 2013 to Sept. 27, 2014
Series 4 debt	Fixed conversion price of $0.75	$274,097
Series 5 debt	Zero percent (0%) interest if repaid within 3 months; Convertible at the lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the date of the loan	$105,000

In connection with its Series 5 debt, and for the six months ended February 28, 2014, the Company recorded a beneficial conversion feature of $4,468 and incurred original issue discounts of $21,260 (which was recorded as debt discount); during the same period, the Company amortized $4,174 of its debt issue costs relating to its Series 4 debt.

Holders of Series 4 and Series 5 debt are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above. During the six months ended February 28, 2014 holders of Series 5 debt converted $130,910 of debt and accrued interest into 531,560 shares of the Company’s common stock.

Below is a summary of the Company’s unsecured convertible debt (not recorded as a derivative liability) at February 28, 2014 and August 31, 2013:

	Feb. 28, 2014	Aug. 31, 2013
Carry forward balance	$479,097	$650,000
Borrowings	112,110	409,000
Repayment of convertible debt	-	(59,220)
Reclassification to convertible derivative debt	(105,000)	(520,683)
Ending balance	$486,207	$479,097

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
February 28, 2014
(Unaudited)

(C)           Notes - Secured

The Company’s secured debt consists of the following terms and balances at February 28, 2014:

Interest Rate		7% - 12.75%
Maturity	Sep. 1, 2013 to Aug. 28, 2014
SKI debts	Secured by all the assets of OSM	$2,990,902
Series 6 debt	Secured by the Tetra Pack inventory and receivables, and a second position on all other assets of OSM.	$206,000

Below is a summary of the Company’s secured debt at February 28, 2014 and August 31, 2013:

	Feb. 28, 2014	Aug. 31, 2013
Carry forward balance	$3,246,902	$3,242,613
Borrowings (Series 6)	-	256,000
Repayment of debt	(50,000)	-
Accrued interest	-	-
Settlement of debt	(290,902)	-
Reclassification of accrued interest on debt from debt to accrued interest	-	(251,711)
Ending balance	$2,906,000	$3,246,902

The Company issued 275,000 shares of its common stock in connection with the extension of a forbearance agreement (as further described in the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2013); these share have a fair value of $165,000 which was charged to other expense and was based on the quoted closing trading price of the Company’s stock on September 16, 2013 ($0.60/share).

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
February 28, 2014
(Unaudited)

On February 28, 2014 and in connection with the Company’s guarantee of certain debt, a Federal Bankruptcy Court approved a final settlement agreement in regard to the SKI bankruptcy, and as a result, the Company removed $290,902 in debt from its balance sheet. See Note 9 Litigation and Claims.

(D)           Notes – Unsecured Demand Notes

The Company’s unsecured demand debt consists of the following terms and balances at February 28, 2014 and August 31, 2013:

Amount	Information	Maturity
$974,000	Represents current convertible demand debt	Aug 3, 2013 to Sept 16, 2014
$10,000	Represents an advance from a third party	Due on demand
$37,500	The Company is in litigation regarding this debt; see Note 9 Litigation, Claims and Assesments.	In litigation

Below is a summary of the Company’s unsecured demand debt at February 28, 2014 and August 31, 2013:

Description	Feb. 28, 2014	Aug. 31, 2013
Carry forward balance	$1,127,183	$287,500
Reclassification from derivative to demand debt	-	100,500
Borrowings	396,500	422,500
Repayments	(423,683)	(204,000)
Reclassification from convertible to demand debt	-	520,683
Amount converted into stock	(78,500)	-
Ending balance	$1,021,500	1,127,183

The Company converted $3,140 of accrued interest to stock in addition to the principal noted in the table above.

In connection with its demand debt, and for the six months ended February 28, 2014, the Company incurred original issue discounts of $22,660 (which was recorded as debt discount).

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
February 28, 2014
(Unaudited)
(E)           Debt discount

Below is a summary of the Company’s debt discount at February 28, 2014 and August 31, 2013:

	Feb. 28, 2014	Aug. 31, 2013
Total outstanding debt	$6,227,223	$6,585,432
Carry forward debt discount – net	(584,768)	(404,088)
Debt discount	(148,956)	(994,214)
Amortization of debt discount	476,419	813,534
Debt – net	$5,969,918	$6,000,664

The Company’s remaining debt discount of $257,306 will be fully amortized in fiscal year 2015.

The Company recorded no derivative expense for the six months ended February 28, 2014.

Note 6 – Derivative Liabilities

During the six months ended February 28, 2014, the Company identified one conversion features embedded within its convertible debt (see Note 5(A)).

The fair value of the Company’s derivative liabilities at February 28, 2014 and August 31, 2013 is as follows:

	Feb. 28, 2014	Aug. 31, 2013
Carry forward balance	$1,895,630	$513,493
Fair value at the commitment date for convertible notes	116,596	527,796
Fair value at the commitment date for warrants issued	-	78,777
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	-	-
Loss on debt extinguishment	147,893	338,507
Fair value mark-to-market adjustment	(1,279,349)	437,057
Derivative liabilities (balance)	$880,770	$1,895,630

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
February 28, 2014
(Unaudited)

The fair values at the commitment and re-measurement dates for convertible debt and warrants that were treated as derivative liabilities are based upon the following estimations/assumptions made by management for the six months ended February 28, 2014:

Six months ended	Commitment Date	Re-measurement Date

Exercise price	Lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the date of the loan	Lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the date of the loan
Expected dividends	0%	0%
Expected volatility	116%	125%
Expected term: convertible debt and warrants	6 months	6 months
Risk free interest rate	0.13%	0.12%

Note 7 Deferred Franchise Revenue

In accordance with the franchise agreement, franchisees are required to make advanced payment to the Company for training of personnel, and other service related matters. Generally, this occurs prior to the franchisee selecting a location; therefore, the Company records this payment as a liability on its balance sheet per ASC 430.  Upon the franchisee securing a location and readying operations, the Company performs its obligation(s) and reclassifies the franchisee’s payment to revenue.

Note 8 Stockholders’ Deficit

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

For the six months ended February 28, 2014, holders of 234,213 shares of Series A preferred stock converted their shares into 234,213 shares of common stock.

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
February 28, 2014
(Unaudited)

(B)        Common Stock

For the six months ended February 28, 2014, the Company issued the following shares of common stock:

Type	Shares	Fair value	Range of value per share
Stock issued for cash	990,000	$366,000	$0.25 - $0.40
Stock issued for services	849,000	$404,430	$0.39 - $0.69
Stock issued in connection with forbearance	275,000	$165,000	$0.60
Stock issued for debt	531,560	$130,910	$0.23 - $0.25
Cancellation of stock	(200,000)	$-	$-

Fair value for the share issued was based upon the quoted closing trading price on the dates shares were issued.

(C)       Stock Options

The Company issued no stock options during the six months ended February 28, 2014.

The following is a summary of the Company’s stock option activity for the six months ended February 28, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2013	1,975,000	$0.53	7.44 years	408,250
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance – February 28, 2014	1,975,000	$0.51	6.48 years	35,500

Outstanding options held by related parties (February 28, 2014)	1,450,000
Exercisable options held by related parties (February 28, 2014)	1,450,000
Exercisable options held by third parties (February 28, 2014)	375,000

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
February 28, 2014
(Unaudited)

The following is a summary of the Company’s unvested stock options at February 28, 2014:

	Un-vested Stock Options	Weighted Average Grant Date Fair Value
Unvested – August 31, 2013	100,000	$0.75
Granted	-	-
Vested/Exercised	-	-
Forfeited/Cancelled	-	-
Unvested – February 28, 2014	100,000	$-
Weighted average remaining life for vesting	6.71 years

The Company expensed $6,151 during the six months ended February 28, 2014 related to options that vested.

(D)       Stock Warrants

The following is a summary of the Company’s stock warrant activity for the six months ended February 28, 2014:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2013	5,792,702	$.67
Granted	480,000	.80
Exercised	-	-
Forfeited/Cancelled	(334,500)	1.12
Balance at February 28, 2014	5,938,202	$.66

Warrants were granted to certain note holders in consideration of the modification of the maturity date on their notes. The exercise price of these warrants was equal to the exercise price of warrants granted on the dates of the original agreements. All warrants must be exercised within three years.

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.40 - 1.25	5,938,202	3.27	$.66	5,938,202	$.66	$303,000

Note 9 Commitments and Contingencies

Commitments

For the six months ended February 28, 2014, the Company recorded royalty expense of $112,500 in connection with a royalty agreement (as further described in the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2013.)

During the six months ended February 28, 2014, the Company recorded compensation expense of $181,332 and $3,499, respectively, in connection with a June 2012 and December 2012 agreement, respectively (as further described in the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2013.)

During the six months ended February 28, 2014, the Company recorded compensation expense of $53,988 in connection with a January 2013 agreement (as further described in the Company’s Annual report filed on Form 10-K for the year ended August 31, 2013.)

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
February 28, 2014
(Unaudited)

Litigations, Claims and Assessments

On October 26, 2010, a third party action was filed against The Original Soupman, Inc. (“OSM”), certain principals of OSM and other third parties, Case Index #1-10-44670. On February 28, 2014 and order was entered by the court. Effective April 1, 2014, the action in U.S. Bankruptcy Court, Eastern District, New York was settled for $950,000, of which $350,000 was paid by OSM and $600,000 was paid by the D&O insurance carrier.  In connection with the settlement agreement, the Company was released from approximately $290,000 in secured debt which OSM had guaranteed in connection with its purchase of the assets of Soup Kitchen International (“SKI”); see Note 5(C).

Soupman, Inc. is one of several defendants in a lawsuit filed by Gourmet Sales and Marketing, LLC (“GSM”) in July 2011. GSM claims that it is owed $37,500 in sales commissions based upon an August 2009 sales and marketing agreement. Aside from the claim for an accounting, compensatory damages and/or punitive damages are demanded with respect to the other claims. The Company served its answer to the complaint in October 2011, in which it denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses and affirmative defenses.  The matter is in the discovery and mediation phase of litigation.  In the Company and its counsel’s opinion, the complaint lacks merit as the agreement that forms the basis of GSM’s claims may be invalid and unenforceable, GSM is not owed any money in relation to this agreement, and the Company believes that punitive damages are without basis and therefore has made no accrual for probable losses.

Note 10 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $1.5 million and net cash used in operations of approximately $0.4 million for the six months ended February 28, 2014, and a working capital deficit of approximately $11 million and a stockholders’ deficit of approximately $10.8 million at February 28, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In response to these problems, management has taken the following actions:

●	seeking to raise $8 million in equity financing
●	seeking additional third party convertible debt financing
●	seeking to increase sales and distribution of Tetra Pak products
●	seeking to open new franchise locations
●	allocating sufficient resources to continue advertising and marketing efforts

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

Note 11 Subsequent Events

Subsequent to February 28, 2014, the Company issued 1,950,000 shares of its common stock for cash, at issue prices of between $0.20-$0.25 per share, having an aggregate fair market value of $387,500 and 20,000 shares of its common stock for services rendered, at issue prices of between $0.38-$0.45 per share, having in aggregate a fair market value of $8,500. The fair market value(s) of all issued shares was based upon the quoted closing trading prices on the issue dates.

On April 1, 2014 and in connection with the settlement of the SKI litigation, the Company paid $350,000, and retired $291,000 in debt. The net effect of these transactions was a cost to the Company of only $59,000.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the quarter ended February 28, 2014 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 14, 2013.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions.  Statements that are not historical facts are forward-looking statements.  Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our reports that we file or furnish with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements.  Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

Our Company manufactures and sells soups under the brand name “Original Soupman®”. Our soups are packaged in innovative Tetra Recart shelf stable cartons and are sold in the canned soup aisle of grocery stores, where most “heat & serve” retail soup purchases are made. The market size for our product in the US is approximately $6 billion annually.

We believe our sales will increase as soup consumers can now compare and choose Soupman’s famous soups over other typical inferior tasting canned soups. We also believe we will capture the health conscience consumers, aware of recent reports warning that canned products contain BPA, a known cancer-causing agent. Tetra Recart packaging is BPA free, sustainable and recyclable.

We also sell the Original Soupman soups in bulk 8 lb. frozen “heat ‘n serve” pouches to our franchised and licensed restaurants. We have franchised and licensed restaurants in specifically designated heavy traffic locations such as the Mohegan Sun Casino in Connecticut. Our newest Original Soupman Delicatessen & Restaurant opened this quarter at the Resorts Casino Hotel in Atlantic City.

We also sell Original SoupMan 8lb. bulk soups and other food products to the New York City Public school system, City University of New York, College of Staten Island and others. The products include vegetarian items, such a Mexicali Beans, Stewed Pinto Beans and Curried Chick Peas with Tomatillos, all of which are low-fat, low-sodium, and high in dietary fiber, and designed to taste great.

Results of Operations

There were no unusual or infrequent events or transactions, or significant economic changes that materially affected the amount of reported income or expenses from operations and nor is the Company aware of any known uncertainties that it reasonably expects will have a material impact income or expenses from operations, other than in the normal course of business such as seasonality.

Six Months Ended February 28, 2014

The following table summarizes our operating results for the six months ended February 28, 2014 and 2013, respectively.  All amounts have been rounded to the nearest thousandth.

	2014	2013
Revenue	$1,873,000	$1,410,000
Cost of Sales	1,621,000	1,116,000
Gross Profit	252,000	294,000
Operating Expenses	2,116,000	2,173,000
Loss From Operations	(1,864,000)	(1,879,000)
Other Income (Expense)	360,000	(635,000)
Net Loss (including non-controlling interest)	$(1,504,000)	$(2,514,000)

Revenue
Soup sales accounted for approximately 97% and 92% of overall revenue for the six months ended February 28, 2014 and 2013, respectively, while franchise revenues accounted for the remaining 3% and 7%, respectively. Our revenue increased approximately 33% for the six months ended February 28, 2014 as compared to the six months ended February 28, 2013, primarily due to the continued introduction of our new varieties to the Tetra Recart line of soups.

For the six months ended February 28, 2014, our Tetra Recart line of soups accounted for approximately $1,139,000 (61%) of total revenue. Soups sold to our franchisees and the New York City school system accounted for approximately $470,000 (25%) and $200,000 (11%), respectively, of total revenue. Our year-over-year soup sales increased approximately 40%, primarily attributable to an increase in Tetra Recart sales.

Reported revenues are net of slotting fees (a fee charged by supermarkets in order to have our product placed on their shelves) and sales discounts (early payment discounts).  Slotting fees for six months ended February 28, 2014 and 2013, respectively, were approximately $212,000 and $186,000, while sales discounts for the same periods were approximately $37,000 and $14,000.

Cost of Sales
Cost of sales, for the six months ended February 28, 2014 and 2013, included freight of approximately $119,000 and $69,000, respectively.  Cost of sales represents costs associated with soup sales only; the Company had no cost of sales associated with franchise activities.

For the six months ended February 28, 2014 and 2013, cost of sales as a percent of soup sales increased approximately 4% (from 86% to 90%) due primarily to an increase in year-over-year slotting fees and higher cost of sales due to the production in Canada rather than the US of our newest line of Tetra Recart soups. Cost of sales as a percent of soup sales is negatively impacted by slotting fees and sales discounts, which lower the reportable revenue, thus increasing the percentage.

We expect our cost of sales (specifically the cost of ingredients, packaging and freight) on all our products to decrease in 2014 as we transition to a United States based production facility.

Operating Expenses
Year -over-year operating expenses as a percentage of revenue decreased approximately 41% (from 154% to 113%) for the six months ended February 28, 2014 as compared to the six months ended February 28, 2013 primarily due to an increase in sales and a reduction in overhead. Major components of our operating expenses for the six months ended February 28, 2014 consisted of approximately $651,000 in stock based compensation and stock issued for services, $434,000 for payroll and payroll related expenses, $279,000 in professional fees, $115,000 in insurance expense, $112,000 in royalty fees and $94,000 for the promotion of our products.

Other Income (Expense)
For the six months ended February 28, 2013, other income was approximately $360,000 compared to other expenses of approximately $635,000. The year-over-year change from other expense to other income was approximately $995,000 and was primarily due to an approximately $950,000 increase in change in fair value of derivative liabilities and an approximately $291,000 settlement of debt, offset primarily by increases of approximately $165,000 for a forbearance agreement and $90,000 in interest expense.

Net Loss
Our net loss for the six months ended February 28, 2014 as compared to the six months ended February 28, 2013 decreased approximately $1,010,000 (or 40%) primarily due to factors discussed above regarding Revenue, Cost of Sales, Operating Expenses and Other Expenses. Net loss for the six months ended February 28, 2014 was approximately $1,504,000 or $0.04 per share (basic and diluted).

Three Months Ended February 28, 2014

The following table summarizes our operating results for the three months ended February 28, 2014 and 2013, respectively.  All amounts have been rounded to the nearest thousandth.

	2014	2013
Revenue	$772,000	$619,000
Cost of Sales	655,000	582,000
Gross Profit	117,000	37,000
Operating Expenses	1,120,000	997,000
Loss From Operations	(1,003,000)	(960,000)
Other Income (Expense)	2,000	(356,000)
Net Loss (including non-controlling interest)	$(1,001,000)	$(1,296,000)

Revenue
Soup sales accounted for approximately 95% and 92% of overall revenue for the three months ended February 28, 2014 and 2013, respectively, while franchise revenues accounted for the remaining 5% and 8%, respectively. Our revenue increased approximately 25% for the three months ended February 28, 2014 as compared to the three months ended February 28, 2013, primarily due to the continued introduction of our new varieties to the Tetra Recart line of soups and an increase in our sales to the New York City school program, partially offset by a decrease in franchise revenues.

For the three months ended February 28, 2014, our Tetra Recart line of soups accounted for approximately $307,000 (40%) of total revenue. Soup sold to our franchisees and the New York City school system accounted for approximately $247,000 (32%) and $182,000 (24%), respectively. Our year-over-year soup sales increased approximately 30%, primarily attributable to an increase in New York City school system sales as we introduced two new items to the menu in January.

Reported revenues are net of slotting fees (a fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts (early payment discounts).  Slotting fees for three months ended February 28, 2014 and 2013, respectively, were approximately $97,000 and $169,000, while sales discounts for the same periods were approximately $27,000 and $12,000.

Cost of Sales
Cost of sales, for the three months ended February 28, 2014 and 2013, included freight of approximately $72,000 and $33,000, respectively.  Cost of sales represents costs associated with soup sales only; the Company had no cost of sales associated with franchise activities.

For the three months ended February 28, 2014 and 2013, cost of sales as a percent of soup sales decreased approximately 14% (from 103% to 89%) due primarily to a decrease in year-over-year slotting fees and higher cost of sales due to the production in Canada rather than the US of our newest line of Tetra Recart soups.  Cost of sales as a percent of soup sales is negatively impacted by slotting fees and sales discounts, which lower the reportable revenue, thus increasing the percentage.

We expect our cost of sales (specifically the cost of ingredients, packaging and freight) on all our products to decrease in 2014 as we transition to a United States based production facility.

Operating Expenses
Year -over-year operating expenses as a percentage of revenue decreased approximately 16% (from 161% to 145%) for the three months ended February 28, 2014 as compared to the three months ended February 28, 2013 primarily due to an increase in sales and a reduction in overhead. Major components of our operating expenses for the three months ended February 28, 2014 consisted primarily of approximately $402,000 in stock based compensation and stock issued for services, $185,000 for payroll and payroll related expenses, $158,000 in professional fees, $89,000 for the promotion of our products, $56,000 in royalty fees and $52,000 in insurance expense, .

Other Income (Expense)
For the three months ended February 28, 2013, other income was approximately $2,000 compared to other expenses of approximately $336,000. The year-over-year change was approximately $338,000 and was primarily due the settlement of debt of approximately $291,000, an approximately $125,000 increase in change in fair value of derivative liabilities, offset primarily by an increase of approximately, $72,000 in interest expense.

Net Loss
Our net loss for the three months ended February 28, 2014 as compared to the three months ended February 28, 2013 decreased approximately $295,000 (or 23%) primarily due to factors discussed above regarding Revenue, Cost of Sales, Operating Expenses and Other Expenses. Net loss for the three months ended February 28, 2014 was approximately $1,001,000 or $0.03 per share (basic and diluted).

Liquidity and Capital

The following table summarizes our working capital as of February 28, 2014 and August 31, 2013; all amounts have been rounded to the nearest thousandth.

	February 28, 2014	August 31, 2013
Current assets	$823,000	$779,000
Current liabilities	$11,799,000	$11,564,000
Working capital (deficit)	$(10,976,000)	$(10,785,000)

At February 28, 2014, we had cash of approximately $54,000 as compared to approximately $115,000 at August 31, 2013. Our working capital deficit increased approximately $191,000, primarily due to an increase in accounts payable and accrued liabilities of $1,281,000 and decreases of approximately $1,015,000 and $31,000 in derivative liabilities and debt, and increases in accounts receivable and inventory of approximately $119,000 and a decrease in cash of approximately $61,000.

For the six months ended February 28, 2014, net cash used in operating activities was approximately $429,000 as compared to approximately $619,000 for the six months ended February 28, 2013.  For the six months ended February 28, 2014, our primary uses of net cash from operating activities were from losses sustained in normal operations of approximately $1,505,000, an increase in accounts payable – net of approximately $1,298,000, an increase in accounts receivable – net and inventory of approximately $99,000 and adjustments to reconcile net loss to net cash of approximately $136,000.

For the six months ended February 28, 2014, net cash used in investing activities was approximately $44,000 all related to advances to franchisees.

For the six months ended February 28, 2014, net cash provided by financing activities was approximately $412,000, which primarily included approximately $520,000 from the issuance of convertible notes, $366,000 from the sale of common stock offset by approximately $474,000 used for the repayment of debt.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of approximately $10.8 million through February 28, 2014 and have incurred a net loss of approximately $1.5 million for the six months ended February 28, 2014. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At February 28, 2014, we had a net short-term debt of approximately $6 million and a working capital deficit of approximately $11.0 million. These factors raise substantial doubt about our ability to continue as a going concern. During the six months ended February 28, 2014, we raised approximately $886,000  from the issuance of our common stock and notes and since then we have raised an additional $387,500 through the sale of stock.  Our debt of approximately $6 million net includes a guarantee of Soup Kitchen International’s (“SKI”) debt of approximately $2.7 million, none of which is past due. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the promotion of our new shelf stable Tetra Pak carton soups and our advertising and marketing campaigns. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations or our sales revenue is insufficient we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

We are currently seeking a capital raise of $8 million. While we believe we will require approximately $8 million to implement our full business strategy, we believe that if we are able to raise no less than $1.5 million, it will be sufficient to support our operations for the next 12 months. If we are unable to raise the entire $8 million, we will be forced to reduce our marketing and promotion efforts unless current sales increase enough to support implementing our full business plan. We believe that at $5 million in sales, our operations would be self-sustaining and cash flow positive. We use co-packers to manufacture our products, have no bricks and mortar and rent inexpensive office space. Many of our fixed costs are minimal and will remain substantially unchanged regardless of how much money we are able to raise. If we are forced to reduce our marketing and promotion efforts because we are unable to raise the entire $8 million, and current sales do not increase enough to support implementing our full business plan, our revenues will likely be less than had we been able to implement our full program, and as a direct result our income may suffer, and may not be sufficient to cover our negative cash flow, negatively affecting our liquidity.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On October 26, 2010, a third party action was filed against The Original Soupman, Inc. (“OSM”), certain principals of OSM and other third parties, Case Index #1-10-44670 in U.S. Bankruptcy Court, Eastern District, New York. On February 28, 2014, by order of the court the settlement agreement entered into by the parties was approved, and on April 1, 2014, the action was settled for $950,000, of which $350,000 was paid by OSM and $600,000 was paid by the D&O insurance carrier.  In connection with the settlement agreement, the Company was released from approximately $290,000 in secured debt which OSM had guaranteed in connection with its purchase of the assets of Soup Kitchen International (“SKI”); see Note 5(C) to our Financial Statements for the quarter ended February 28, 2014.

Soupman, Inc. is one of several defendants in a lawsuit filed by Gourmet Sales and Marketing, LLC (“GSM”) in July 2011. GSM claims that it is owed $37,500 in sales commissions based upon an August 2009 sales and marketing agreement. Aside from the claim for an accounting, compensatory damages and/or punitive damages are demanded with respect to the other claims. The Company served its answer to the complaint in October 2011, in which it denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses and affirmative defenses.  In November 2013, the Company served various counter-claims against GSM and its principals. The matter is still in the discovery and mediation phase of litigation.  In the Company and its counsel’s opinion, the complaint lacks merit as the agreement that forms the basis of GSM’s claims may be invalid and unenforceable, GSM is not owed any money in relation to this agreement, and the Company believes that punitive damages are without basis and therefore has made no accrual for probable losses.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended February 28, 2013, we issued 649,000 shares of common stock for services rendered, having an aggregate fair market value of $282,430 based upon the quoted closing trading prices on the issue date; 200,000 shares of restricted common stock to accredited investors at an issue price of between $0.25  per share for a fair value of $50,000; 531,560 shares of common stock upon the conversion of certain convertible debt, having an aggregate fair market value of $130,910 based upon the quoted closing trading prices on the issue dates; and 234,213 shares of common stock upon conversion of 234,213 shares of our Series A convertible preferred stock.

The securities issued upon conversion of the debt and the Series A convertible preferred stock were issued pursuant to an exemption provided by Section 3(a)(9) of the Securities Act. The securities issued for services rendered and sold to accredited investors as described above were issued pursuant to Section 4(a)(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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

SOUPMAN, INC.

Date: April 14, 2014	By:	/s/ Lloyd Sugarman
Lloyd Sugarman
Chief Executive Officer and Director (Principal Executive Officer)

SOUPMAN, INC.

Date: April 14, 2014	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO (Principal Financial Officer)