Form 10-Q
period 2014-05-31
SOUPMAN, INC.
filed 2014-07-15
CIK 1475273

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Number of shares of common stock outstanding as of July 14, 2014 was 45,783,949.

Soupman, Inc. and Subsidiaries
Consolidated Balance Sheets

	May 31, 2014	August 31, 2013
	(Unaudited)
Assets
Current Assets
Cash	$168,718	$114,894
Accounts receivable - net	389,065	307,051
Inventory	472,406	332,183
Prepaid expenses	11,351	24,416
Total Current Assets	1,041,540	778,544

Property and equipment - net	14,750	18,104

Other Assets
Accounts receivable - related party - net	26,284	51,657
Due from franchisees	54,683	6,369
Debt issue costs	9,754	6,076
Intangible assets - net	15,747	29,900
Other	4,800	4,800
Total Other Assets	111,268	98,802

Total Assets	$1,167,558	$895,450

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$4,260,842	$3,308,046
Accounts payable and accrued liabilities - related parties	336,268	241,083
Debt - net of discount	5,845,315	6,000,664
Deferred franchise revenue	134,750	118,750
Derivative liabilities	382,721	1,895,630
Total Current Liabilities	10,959,896	11,564,173

Stockholders' Deficit
Preferred stock, par value $0.001; 25,000,000 shares authorized,
931,360 and 1,165,573 issued and outstanding	932	1,166
Common stock, par value $0.001; 75,000,000 shares authorized
44,823,949 and 36,615,720 issued and outstanding	44,825	36,616
Additional paid in capital	11,211,734	8,512,970
Accumulated deficit	(20,354,526)	(18,557,209)
Total Stockholders' Deficit	(9,097,035)	(10,006,457)
Noncontrolling interest	(695,303)	(662,266)
Total Deficit	(9,792,338)	(10,668,723)

Total Liabilities and Stockholders' Deficit	$1,167,558	$895,450

Soupman, Inc. and Subsidiaries
 Consolidated Statements of Operations
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013

Revenue
Soup sales - net	$726,576	$452,898	$2,535,225	$1,745,171
Franchise sales - net	(20,000)	-	(20,000)	20,000
Franchise royalties	49,458	43,256	114,154	140,496
Total revenue	756,034	496,154	2,629,379	1,905,667

Cost of sales	556,839	387,598	2,178,560	1,503,594

Gross profit	199,195	108,556	450,819	402,073

Operating expenses:
General and administrative	643,804	1,557,056	2,647,167	3,618,066
Royalty	56,250	56,250	168,750	168,750
Total operating expenses	700,054	1,613,306	2,815,917	3,786,816

Loss from operations	(500,859)	(1,504,750)	(2,365,098)	(3,384,743)

Other income (expense)
Interest income	-	5,878	1,866	15,261
Interest expense	(364,727)	(363,369)	(1,157,332)	(1,065,989)
Prepayment of debt penalty	(32,750)	-	(116,925)	(50,250)
Stock expense related to convertible notes	(13,600)	-	(13,600)	(65,063)
Change in fair value of derivative liabilities	563,375	105,308	1,842,726	434,195
Loss on debt extinguishment	-	-	(147,893)	(154,942)
Forbearance expense	-	-	(165,000)	-
OID loan expense	22,660	-	-	-
Gain on deconsolidation of VIE	-	1,211,655	-	1,211,655
Derecognition of debt	-	-	290,902	-
Total other income (expense)	174,958	959,472	534,744	324,867

Net loss including non controlling interest	(325,901)	(545,278)	(1,830,354)	(3,059,876)
Less: net loss attributable to noncontrolling interest	(27,360)	(24,301)	(33,037)	(56,795)
Net loss attributable to Soupman	$(298,541)	$(520,977)	$(1,797,317)	$(3,003,081)

Basic and diluted loss per share:	$(0.01)	$(0.02)	$(0.05)	$(0.09)

Weighted average number of common shares outstanding
during the period - basic and diluted	41,784,819	32,712,973	39,081,247	31,851,565

Soupman, Inc. and Subsidiaries
Consolidated Statement of Stockholders 'Deficit
Nine Months Ended May 31, 2014
(Unaudited)

			Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, August 31, 2013	1,165,573	$1,166	36,615,720	$36,616	$8,512,970	$(18,557,209)	$(662,266)	$(10,668,723)

Stock based compensation	-	-	-	-	344,110	-	-	$344,110

Issuance of common stock for services rendered ($0.34 - $0.69/share)	-	-	1,326,798	1,327	582,223	-	-	$583,550

Issuance of common stock for cash ($0.20 - $0.40/share)	-	-	2,980,000	2,980	773,020	-	-	$776,000

Issuance of common stock for forbearance agreement ($0.60/share)	-	-	275,000	275	164,725	-	-	$165,000

Issuance of common stock for debt and accrued interest ($0.20 - $0.25)	-	-	3,552,218	3,553	810,176	-	-	$813,729

Debt discount attributable to shares issued	-	-	40,000	40	13,560	-	-	$13,600

Debt discount attributable to modification accounting	-	-	-	-	10,750	-	-	$10,750

Reversal of shares issued in error ($0.72/share)	-	-	(200,000)	(200)	200	-	-	$-

Conversion of preferred stock to common stock	(234,213)	(234)	234,213	234	-	-	-	$-

Net loss	-	-	-	-	-	(1,797,317)	(33,037)	$(1,830,354)

Balance, February 28, 2014	931,360	$932	44,823,949	$44,825	$11,211,734	$(20,354,526)	$(695,303)	$(9,792,338)

Soupman, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(1,830,354)	$(3,059,876)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	344,110	13,836
Stock issued for services	583,550	1,423,526
Stock issued for services - related parties	-	163,800
Stock issued for non payment of note payable	-	65,063
Stock issued for forbearance	165,000	-
Debt issue costs	(13,000)	-
Bad debt expense	-	10,442
Change in fair market value of derivative liabilities	(1,842,726)	(434,195)
Loss on debt extinguishment	147,893	154,942
Amortization of intangibles	14,153	14,100
Amortization of debt discount	717,257	501,617
Amortization of debt issue cost	9,322	169,117
Prepayment of debt penalty	-	50,250
Gain on deconsolidation of VIE	-	(1,211,655)
Gain on write down of debt	(290,902)	-
Original issue discount	(64,270)	-
Depreciation	3,354	7,086
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(82,014)	80,433
Accounts receivable - related party	25,373	(8,583)
Inventory	(140,223)	(346,308)
Prepaid expenses	13,065	(27,928)
Other assets	-	27,388
Accounts payable and accrued liabilities	1,071,588	888,635
Accounts payable and accrued liabilities - related parties	95,185	185,189
Deferred franchising revenue	16,000	-
Net Cash Used in Operating Activities	(1,057,639)	(1,333,121)

Cash Flows From Investing Activities:
Due from franchisee	(48,314)	(627)
Due from franchisees - related party	-	(74,522)
Net Cash Used in Investing Activities	(48,314)	(75,149)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	1,022,160	1,569,500
Proceeds from issuance of common stock for cash	776,000	-
Repayment of debt and accrued interest	(638,383)	(269,805)
Cash paid for direct offering costs of convertible notes payable and issuance of common stock	-	(36,480)
Net Cash Provided by Financing Activities	1,159,777	1,263,215

Net decrease in cash	53,824	(145,055)

Cash at beginning of year	114,894	174,315

Cash at end of period	$168,718	$29,260

Supplemental disclosures of cash flow information:
Cash paid for interest	$111,940	$148,764
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Stock issued for debt	$728,550	$-
Debt discount recorded on derivatives	$181,924	$569,525
Stock issued for accrued interest	$85,179	$-
Common stock issued in connection with debt financing	$13,600	$75,040
Debt discount recorded on debt modification	$10,750	$-
Conversion of preferred stock to common stock	$234	$32

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2014
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

The following are the major categories of liabilities measured at fair value on a recurring basis as of at May 31, 2014 and August 31, 2013, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	2013	2012
Derivative Liabilities (Level 3)	$382,721	$1,895,630

The Level 3 valuation relates to derivative liabilities measured using management's estimates of fair value as well as other significant inputs, such as volatility and risk free interest rate, which may be unobservable. See Note 6.

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values at May 31, 2014 and August 31, 2013, respectively, due to the short-term nature of these instruments.

Fiscal Year

The Company’s fiscal year-end is August 31.

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2014
(Unaudited)

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2013, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2013. The interim results for the period ended May 31, 2014 are not necessarily indicative of results for the full fiscal year.

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements that have any impact on the Company’s consolidated financial statements.

Note 3 Accounts Receivable / Accounts Receivable - Franchisee – Related Parties

In connection with certain debt financings, all accounts receivables serve as collateral; see Note 5(C).

Accounts receivable consisted of the following at May 31, 2014 and August 31, 2013.

	May 31, 2014	August 31, 2013
Accounts receivable	$442,335	$339,801
Allowance for doubtful accounts	(53,270)	(32,750)
Accounts receivable – net	$389,065	$307,051

Related-parties accounts receivable consisted of the following at May 31, 2014 and August 31, 2013.

	May 31, 2014	August 31, 2013
Accounts receivable	$26,284	$72,177
Allowance for doubtful accounts	-	(20,520)
Accounts receivable – net	$26,284	$51,657

Note 4 – Accounts Payable and Accrued Liabilities – Related Parties

Accounts payable and accrued liabilities – related parties consist of the following at May 31, 2014 and August 31, 2013:

	May 31, 2014	August 31, 2013
Accrued payroll	$291,668	$189,283
Accrued expenses (auto allowances)	44,600	51,800
Total	$336,268	$241,083

Note 5 – Debt

Debt consists of the following at May 31, 2014 and August 31, 2013:

Description	May 31, 2014	Aug. 31, 2013
A. Unsecured convertible debt – Derivative Liabilities	$1,578,250	$1,732,250
Less : debt discount	(60,410)	(297,153)
Convertible debt - net	1,517,840	1,435,097

B. Convertible debt – Unsecured	888,207	479,097
Less : debt discount	(77,645)	(287,615)
Convertible debt - net	810,562	191,482

C. Notes - Secured	2,700,000	3,246,902

D. Notes – Unsecured	816,913	1,127,183

Total debt	$5,845,315	$6,000,664

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2014
(Unaudited)

Debt in default consists of unsecured notes totaling $1,621,597 and $558,183 at May 31, 2014 and August 31, 2013, respectively.

The corresponding debts above are more fully discussed below:

(A)           Unsecured Convertible Debt – Derivative Liabilities

During the nine months ended May 31, 2014, the Company did not issue any unsecured convertible debt or warrants that had an embedded conversion feature; however, during the same period the Company did reclassify two of its convertible non-derivative debts to convertible derivative debt under the terms of that agreement.

The Company’s unsecured convertible derivative debt (recorded as a derivative liability) consists of the following terms and balances at May 31, 2014 and August 31, 2013:

Description	Information	May 31, 2014	Aug. 31, 2013
Interest rate		8% - 12%	8% - 12%
Maturity Date(s)		Dec. 31, 2013 to Aug 24, 2014	Apr. 1, 2013 to Aug. 28, 2013
Series 2	Fixed conversion price of $1.00 ($1.00 warrants)	$724,750	$265,000
Series 3	Fixed conversion price of $0.40 ($0.75 warrants)	$735,000	$735,000

Below is a summary of the Company’s unsecured convertible debt (recorded as a derivative liability) at May 31, 2014 and August 31, 2013:

Description	May 31, 2014	Aug. 31, 2013
Carry forward balance	$1,732,250	$832,750
Borrowings	-	1,000,000
Repayment of convertible derivative debt	-	(100,500)
Reclassification of convertible debt to convertible derivative debt	235,050	-
Conversion of convertible derivative debt to stock	(389,050)	-0-
Ending balance	$1,578,250	$1,732,250

The Company converted $53,753 of accrued interest to stock in addition to the principal noted in the table above.

(B)           Convertible Debt – Unsecured

The Company’s unsecured non-derivative convertible debt consists of the following terms and balances at May 31, 2014 and August 31, 2013:

Description	Information
Interest rate		10% - 12%
Default interest rate		N/A
Term		1 year
Maturity		Aug. 3, 2013 to May 29, 2015
Series 4 debt	Fixed conversion price of $0.75	$274,097
Series 5 debt	Zero percent (0%) interest if repaid within 3 months; Convertible at the lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the date of the loan	$592,610

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2014
(Unaudited)

In connection with its Series 4 debt, and for the nine months ended May 31, 2014, the Company incurred debt discount of $10,750 relating to the extension of the maturity date on one of its notes. For this modification, the Company compared the value of both the old and new convertible debt and determined that the present value of the cash flows associated with the new convertible debt did not exceeded the present value of the old convertible debt by more than 10%, which resulted in the application of modification  accounting.

In connection with its Series 5 debt, and for the nine months ended May 31, 2014, the Company incurred original issue discounts of $64,270, recorded $13,000 in debt issue costs and amortized $9,322 of its debt issue costs.

Below is a summary of the Company’s unsecured convertible debt (not recorded as a derivative liability) at May 31, 2014 and August 31, 2013:

	May 31, 2014	Aug. 31, 2013
Carry forward balance	$479,097	$650,000
Borrowings	644,160	409,000
Repayment of convertible debt	-	(59,220)
Reclassification to convertible derivative debt	(235,050)	(520,683)
Ending balance	$888,207	$479,097

(C)           Notes - Secured

The Company’s secured debt consists of the following terms and balances at May 31, 2014:

Interest Rate	7% - 12.75%
Maturity	Sep. 1, 2013 to Aug. 28, 2014
SKI debts (Secured by all the assets of OSM)	$2,700,000

Below is a summary of the Company’s secured debt at May 31, 2014 and August 31, 2013:

	May 31, 2014	Aug. 31, 2013
Carry forward balance	$3,246,902	$3,242,613
Borrowings (Series 6)	-	256,000
Repayment of debt	(50,000)	-
Conversion to stock of secured debt	(206,000)	-
Settlement of debt	(290,902)	-
Reclassification of accrued interest on debt from debt to accrued interest	-	(251,711)
Ending balance	$2,700,000	$3,246,902

In addition to the principal noted in the table above, the Company repaid $15,000 and converted $14,300 of accrued interest into stock.

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
May 31, 2014
(Unaudited)

On February 28, 2014 and in connection with the Company’s guarantee of certain debt, a Federal Bankruptcy Court approved a final settlement agreement in regard to the SKI bankruptcy, and as a result, the Company removed $290,902 in debt from its balance sheet. See Note 9 Litigation and Claims.

(D)           Notes – Unsecured Demand Notes

The Company’s unsecured demand debt consists of the following terms and balances at May 31, 2014 and August 31, 2013:

Amount	Information	Maturity
$769,413	Represents current convertible demand debt	Aug 3, 2013 to Sept 16, 2014
$10,000	Represents an advance from a third party	Due on demand
$37,500	The Company is in litigation regarding this debt; see Note 9 Litigation, Claims and Assessments.	In litigation

Below is a summary of the Company’s unsecured demand debt at May 31, 2014 and August 31, 2013:

Description	May 31, 2014	Aug. 31, 2013
Carry forward balance	$1,127,183	$287,500
Reclassification from derivative to demand debt	-	100,500
Borrowings	378,000	422,500
Repayments	(554,770)	(204,000)
Reclassification from convertible to demand debt	-	520,683
Amount converted into stock	(133,500)	-
Ending balance	$816,913	1,127,183

In addition to the principal noted in the table above, the Company repaid $18,613 and converted $3,140 of accrued interest into stock.

(E)           Debt discount

Below is a summary of the Company’s debt discount at May 31, 2014 and August 31, 2013:

	May 31, 2014	Aug. 31, 2013
Total outstanding debt	$5,983,370	$6,585,432
Carry forward debt discount – net	(584,768)	(404,088)
Debt discount	(270,544)	(994,214)
Amortization of debt discount	717,257	813,534
Debt – net	$5,845,315	$6,000,664

The Company’s remaining debt discount of $138,055 will be fully amortized in fiscal year 2015.

The Company recorded no derivative expense for the nine months ended May 31, 2014.

Note 6 – Derivative Liabilities

During the nine months ended May 31, 2014, the Company identified one conversion features embedded within its convertible debt (see Note 5(A)).

The fair value of the Company’s derivative liabilities at May 31, 2014 and August 31, 2013 is as follows:

	May 31, 2014	Aug. 31, 2013
Carry forward balance	$1,895,630	$513,493
Fair value at the commitment date for convertible notes	181,924	527,796
Fair value at the commitment date for warrants issued	-	78,777
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	-	-
Loss on debt extinguishment	147,893	338,507
Fair value mark-to-market adjustment	(1,842,726)	437,057
Derivative liabilities (balance)	$382,721	$1,895,630

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2014
(Unaudited)

The fair values at the commitment and re-measurement dates for convertible debt and warrants that were treated as derivative liabilities are based upon the following estimations/assumptions made by management for the nine months ended May 31, 2014:

Nine months ended	Commitment Date	Re-measurement Date

Exercise price	Lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the date of the loan	Lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the date of the loan
Expected dividends	0%	0%
Expected volatility	116% - 137%	116% - 139%
Expected term: convertible debt and warrants	6 months	6 months
Risk free interest rate	0.10% - 0.13%	0.10 - 0.13%

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

Note 8 Stockholders’ Deficit

During the nine months ended May 31, 2014, the Company expensed $344,110 in stock based compensation and offset this amount to APIC. This amount is comprised of stock option expensing (see note 8(c)) and compensation expenses relating to certain contractual commitments (see note 9).

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

For the nine months ended May 31, 2014, holders of 234,213 shares of Series A preferred stock converted their shares into 234,213 shares of common stock.

(B)       Common Stock

For the nine months ended May 31, 2014, the Company issued the following shares of common stock:

Type	Shares	Fair value	Range of value per share
Stock issued for cash	2,980,000	$776,000	$0.20 - $0.40
Stock issued for services	1,326,798	$583,550	$0.34 - $0.69
Stock issued in connection with forbearance	275,000	$165,000	$0.60
Stock issued for debt	3,592,218	$827,329	$0.20 - $0.34
Cancellation of stock	(200,000)	$-	$-

Fair value for the share issued was based upon the quoted closing trading price on the dates shares were issued.

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2014
(Unaudited)

(C)      Stock Options

The Company issued no stock options during the nine months ended May 31, 2014.

The following is a summary of the Company’s stock option activity for the nine months ended May 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2013	1,975,000	$0.53	7.44 years	408,250
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance – May 31, 2014	1,975,000	$0.51	6.24 years	-

Outstanding options held by related parties (May 31, 2014)	1,450,000
Exercisable options held by related parties (May 31, 2014)	1,450,000
Exercisable options held by third parties (May 31, 2014)	375,000

The following is a summary of the Company’s unvested stock options at May 31, 2014:

	Un-vested Stock Options	Weighted Average Grant Date Fair Value
Unvested – August 31, 2013	100,000	$0.75
Granted	-	-
Vested/Exercised	-	-
Forfeited/Cancelled	-	-
Unvested – May 31, 2014	100,000	$-
Weighted average remaining life for vesting	6.69 years

The Company expensed $7,687 during the nine months ended May 31, 2014 related to options that vested.

(D)      Stock Warrants

The following is a summary of the Company’s stock warrant activity for the nine months ended May 31, 2014:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2013	5,792,702	$.67
Granted	480,000	.80
Exercised	-	-
Forfeited/Cancelled	(334,500)	1.12
Balance at May 31, 2014	5,938,202	$.66

Warrants were granted to certain note holders in consideration of the modification of the maturity date on their notes. The exercise price of these warrants was equal to the exercise price of warrants granted on the dates of the original agreements. All warrants must be exercised within three years.

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.40 - 1.25	5,938,202	3.02	$.66	5,938,202	$.66	$0

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2014
(Unaudited)

Note 9 Commitments and Contingencies

Commitments

For the nine months ended May 31, 2014, the Company recorded royalty expense of $168,750 in connection with a royalty agreement (as further described in the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2013.)

During the nine months ended May 31, 2014, the Company recorded compensation expense of $248,942 and $3,499, respectively, in connection with a June 2012 and December 2012 agreement, respectively (as further described in the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2013.)

During the nine months ended May 31, 2014, the Company recorded compensation expense of $83,982 in connection with a January 2013 agreement (as further described in the Company’s Annual report filed on Form 10-K for the year ended August 31, 2013.)

Litigations, Claims and Assessments

On October 26, 2010, a third party action was filed against The Original Soupman, Inc. (“OSM”), certain principals of OSM and other third parties, Case Index #1-10-44670. On February 28, 2014 and order was entered by the court. Effective April 1, 2014, the action in U.S. Bankruptcy Court, Eastern District, New York was settled for $950,000, of which $350,000 was paid by OSM and $600,000 was paid by the D&O insurance carrier.  In connection with the settlement agreement, the Company was released from approximately $290,000 in secured debt, which OSM had guaranteed in connection with its purchase of the assets of Soup Kitchen International (“SKI”); see Note 5(C).

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

Note 10 Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $1.8 million and net cash used in operations of approximately $1.1 million for the nine months ended May 31, 2014, and a working capital deficit of approximately $9.9 million and a stockholders’ deficit of approximately $9.8 million at May 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Soupman, Inc. and Subsidiaries
Notes to Consolidation Financial Statements
May 31, 2014
(Unaudited)

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

Note 11 Subsequent Events

Subsequent to May 31, 2014, the Company issued the following shares of its common stock, with fair market values based upon the quoted closing trading price on the issue dates:

●	40,000 shares of its common stock for cash, at issue price of $0.25 per share, having an aggregate fair market value of $10,000, and

●	20,000 shares of its common stock for services rendered, at issue prices of between $0.28-$0.29 per share, having in aggregate a fair market value of $5,700.

On July 3, 2014, the Company re-issued and extended until October 1, 2014, the maturity date of a $350,000 two-year convertible note previously issued in August 2012, and issued a new $280,000 promissory note (convertible at $0.60 per share) to the same note holder which also matures October 1, 2014.  In connection with the foregoing, the Company issued the note holder 900,000 shares of restricted common stock having a fair value of $261,000.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the quarter ended May 31, 2014 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 14, 2013.

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

We also sell the Original Soupman soups in bulk 8 lb. frozen “heat ‘n serve” pouches to our franchised and licensed restaurants. We have franchised and licensed restaurants in specifically designated heavy traffic locations such as the Mohegan Sun Casino in Connecticut. Our newest Original Soupman Delicatessen & Restaurant is at the Resorts Casino Hotel in Atlantic City.

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

Nine Months Ended May 31, 2014

The following table summarizes our operating results for the nine months ended May 31, 2014 and 2013, respectively.  All amounts have been rounded to the nearest thousandth.

	2014	2013
Revenue	$2,630,000	$1,906,000
Cost of Sales	2,179,000	1,504,000
Gross Profit	451,000	402,000
Operating Expenses	2,816,000	3,787,000
Loss From Operations	(2,365,000)	(3,385,000)
Other Income (Expense)	536,000	325,000
Net Loss (including non-controlling interest)	$(1,830,000)	$(3,060,000)

Revenue
Soup sales accounted for approximately 96% and 92% of overall revenue for the nine months ended May 31, 2014 and 2013, respectively, while franchise revenues accounted for the remaining 4% and 8%, respectively. Our revenue increased approximately 38% for the nine months ended May 31, 2014 as compared to the nine months ended May 31, 2013, primarily due to an increase in customers and the continued introduction of our new varieties to the Tetra Recart line of soups.

For the nine months ended May 31, 2014, our Tetra Recart line of soups accounted for approximately $1,483,000 (59%) of total soup sales. Soups sold to our franchisees and the New York City school system accounted for approximately $669,000 (26%) and $383,000 (15%), respectively, of total revenue. Our year-over-year soup sales increased approximately 45%, primarily attributable to an increase in Tetra Recart sales.

Reported revenues are net of slotting fees (a fee charged by supermarkets in order to have our product placed on their shelves) and sales discounts (early payment discounts).  Slotting fees for nine months ended May, 31 2014 and 2013, respectively, were approximately $275,000 and $220,000, while sales discounts for the same periods were approximately $48,000 and $31,000.

Cost of Sales
Cost of sales, for the nine months ended May 31, 2014 and 2013, included freight of approximately $230,000 and $119,000, respectively.  Cost of sales represents costs associated with soup sales only; the Company had no cost of sales associated with franchise activities.

For the nine months ended May 31, 2014 and 2013, cost of sales as a percent of soup sales stayed relatively flat at 86%. Although our slotting fees increased by approximately $55,000, we moved production from Canada to the US in the third quarter of fiscal 2014, which resulted in lower production costs and hence lower cost of sales. Cost of sales as a percent of soup sales is negatively impacted by slotting fees and sales discounts, which lower the reportable revenue, thus increasing the percentage.

We expect our cost of sales (specifically the cost of ingredients, packaging and freight) on all our products to continue to decrease in 2014 as we have now transitioned to a United States based production facility.

Operating Expenses
Year -over-year operating expenses as a percentage of revenue decreased approximately 92% (from 199% to 107%) for the nine months ended May 31, 2014 as compared to the nine months ended May 31, 2013 primarily due to an increase in sales and a reduction in overhead. Major components of our operating expenses for the nine months ended May 31, 2014 consisted of approximately $928,000 in stock based compensation and stock issued for services, $700,000 for payroll and payroll related expenses, $502,000 in professional fees, $169,000 in royalty fees, $134,000 in promotional fees, $113,000 in business travel, $72,000 in insurance expense and $49,000 in sales commissions.

Other Income (Expense)
For the nine months ended May 31, 2014, other income was approximately $535,000 compared to approximately $325,000 for the nine months ended May 31, 2013. The year-over-year change was approximately $210,000 and was due primarily to an approximately $1,409,000 increase in the change in fair value of derivative liabilities, an approximately $291,000 in debt settlements, offset primarily by an approximately $1,212,000 gain from the deconsolidation of a VIE, and increases of approximately $165,000 for a forbearance agreement, $91,000 in interest expense and $67,000 in prepayment of debt penalties.

Net Loss
Our net loss for the nine months ended May 31, 2014 as compared to the nine months ended May 31, 2013 decreased approximately $1,230,000 (or 40%) primarily due to factors discussed above regarding Revenue, Cost of Sales, Operating Expenses and Other Expenses. Net loss attributable to Soupman for the nine months ended May 31, 2014 was approximately $1,797,000 or $0.05 per share (basic and diluted).

Three Months Ended May 31, 2014

The following table summarizes our operating results for the three months ended May 31, 2014 and 2013, respectively.  All amounts have been rounded to the nearest thousandth.

	2014	2013
Revenue	$756,000	$496,000
Cost of Sales	557,000	387,000
Gross Profit	199,000	109,000
Operating Expenses	700,000	1,613,000
Loss From Operations	(501,000)	(1,504,000)
Other Income (Expense)	175,000	959,000
Net Loss (including non-controlling interest)	$(326,000)	$(545,000)

Revenue
Soup sales accounted for approximately 96% and 91% of overall revenue for the three months ended May 31, 2014 and 2013, respectively, while franchise revenues accounted for the remaining 4% and 9%, respectively. Our revenue increased approximately 52% for the three months ended May 31, 2014 as compared to the three months ended May 31, 2013, primarily due to an increase in customers and the continued introduction of our new varieties to the Tetra Recart line of soups and an increase in our sales to the New York City school program, partially offset by a decrease in franchise revenues.

For the three months ended May 31, 2014, our Tetra Recart line of soups accounted for approximately $316,000 (43%) of total soup sales. Soup sold to the New York City school system and our franchisees accounted for approximately $211,000 (29%) and $200,000 (28%), respectively. Our year-over-year soup sales increased approximately 60% primarily attributable to the continued increase in our Tetra Recart line and an increase in New York City school system sales as we introduced two new items to the menu in January and they were included for the full current quarter.

Reported revenues are net of slotting fees (a fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts (early payment discounts).  Slotting fees for three months ended May 31, 2014 and 2013, respectively, were approximately $63,000 and $34,000, while sales discounts for the same periods were approximately $12,000 and $17,000.

Cost of Sales
Cost of sales, for the three months ended May 31, 2014 and 2013, included freight of approximately $111,000 and $50,000, respectively.  Cost of sales represents costs associated with soup sales only; the Company had no cost of sales associated with franchise activities.

For the three months ended May 31, 2014 and 2013, cost of sales as a percent of soup sales decreased approximately 9% (from 86% to 77%). Although our slotting fees increased, we moved production from Canada to the US in the third quarter of fiscal 2014, which resulted in lower production costs, and hence lower cost of sales. Cost of sales as a percent of soup sales is negatively impacted by slotting fees and sales discounts, which lower the reportable revenue, thus increasing the percentage.

We expect our cost of sales (specifically the cost of ingredients, packaging and freight) on all our products to continue to decrease in 2014 as we have now transitioned to a United States based production facility.

Operating Expenses
Year -over-year operating expenses as a percentage of revenue decreased approximately 232% (from 325% to 93%) for the three months ended May 31, 2014 as compared to the three months ended May 31, 2013 primarily due to an increase in sales and a reduction in overhead particularly reductions in stock based compensation and stock issued for services. Major components of our operating expenses for the three months ended May 31, 2014 consisted primarily of approximately $276,000 in stock based compensation and stock issued for services, $157,000 in payroll and payroll related expenses, $104,000 in professional fees, $64,000 in insurance expense, $40,000 in promotional fees and $56,000 in royalty fees.

Other Income (Expense)
For the three months ended May 31, 2014, other income was approximately $174,000 compared to other income of approximately $959,000 for the three months ended May 31, 2013.  The year-over-year change was approximately $785,000 and was attributable to a reduction of approximately $1,212,000 from the gain on a deconsolidation of a VIE, partially offset by an approximately $458,000 increase in change in fair value of derivative liabilities.

Net Loss
Our net loss for the three months ended May 31, 2014 as compared to the three months ended May 31, 2013 decreased approximately $219,000 (or 40%) primarily due to factors discussed above regarding Revenue, Cost of Sales, Operating Expenses and Other Expenses. Net loss attributable to Soupman for the three months ended May 31, 2014 was approximately $299,000 or $0.01 per share (basic and diluted).

Liquidity and Capital

The following table summarizes our working capital as of May 31, 2014 and August 31, 2013; all amounts have been rounded to the nearest thousandth.

	May 31, 2014	August 31, 2013
Current assets	$1,042,000	$779,000
Current liabilities	$10,960,000	$11,564,000
Working capital (deficit)	$(9,918,000)	$(10,785,000)

At May 31, 2014, we had cash of approximately $169,000 as compared to approximately $115,000 at August 31, 2013. Our working capital deficit decreased approximately $867,000, primarily due to increases in accounts payable and accrued liabilities of approximately $1,048,000 and increases of approximately $140,000, $82,000 and $54,000 in accounts receivable, inventory and cash, respectively offset by decreases of approximately $1,512,000 and $139,000 in derivative liabilities and debt.

For the nine months ended May 28, 2014, net cash used in operating activities was approximately $1, 058,000 as compared to approximately $1,333,000 for the nine months ended May 31, 2013.  For the nine months ended May 31, 2014, our primary uses of net cash from operating activities were from losses sustained in normal operations of approximately $1,830,000, an increase in the fair market value of derivative liabilities of approximately $1,843,000, a gain from the write down of debt of approximately $291,000, and increase in accounts receivable – net and inventory of approximately $197,000.  These were offset by increases in accounts payable and accrued expenses of approximately $1,167,000, stock issued for compensation and services of approximately $928,000, amortization of debt discount of approximately $717,000 and stock issued for forbearance of approximately $165,000.

For the nine months ended May 31, 2014, net cash used in investing activities was approximately $48,000 all related to advances to franchisees.

For the nine months ended May 31, 2014, net cash provided by financing activities was approximately $1,160,000, which primarily included approximately $1,022,000 from the issuance of convertible notes, $776,000 from the sale of common stock, offset by approximately $638,000 used for the repayment of debt.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of approximately $9.8 million through May 31, 2014 and have incurred a net loss of approximately $1.8 million for the nine months ended May 31, 2014. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At May 31, 2014, we had a net short-term debt of approximately $5.8 million and a working capital deficit of approximately $9.8 million. These factors raise substantial doubt about our ability to continue as a going concern. During the nine months ended May 31, 2014, we raised approximately $1,774,000 from the issuance of our common stock and notes and since then we have raised an additional $290,000.  Our debt - net of approximately $5.8 million includes a guarantee of Soup Kitchen International’s (“SKI”) debt of $2.7 million, none of which is past due. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the promotion of our new shelf stable Tetra Pak carton soups and our advertising and marketing campaigns. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations or our sales revenue is insufficient we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

We are currently seeking a capital raise of $8 million.  While we believe we will require approximately $8,000,000 to implement our full business strategy, we believe that if we are able to raise no less than $1,500,000, it will be sufficient to support our operations for the next 12 months. If we are unable to raise the entire $8,000,000, we will be forced to reduce our marketing and promotion efforts unless current sales increase enough to support implementing our full business plan. We believe that at $5,000,000 in sales, our operations would be self-sustaining and cash flow positive. We use co-packers to manufacture our products, have no bricks and mortar and rent inexpensive office space. Many of our fixed costs are minimal and will remain unchanged regardless of how much money we are able to raise. If we are forced to reduce our marketing and promotion efforts because we are unable to raise the entire $8,000,000, and current sales do not increase enough to support implementing our full business plan, our revenues will likely be less than had we been able to implement our full program, and as a direct result our income may suffer, and may not be sufficient to cover our negative cash flow, negatively affecting our liquidity.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On October 26, 2010, a third party action was filed against The Original Soupman, Inc. (“OSM”), certain principals of OSM and other third parties, Case Index #1-10-44670. On February 28, 2014 and order was entered by the court. Effective April 1, 2014, the action in U.S. Bankruptcy Court, Eastern District, New York was settled for $950,000, of which $350,000 was paid by OSM and $600,000 was paid by the D&O insurance carrier.  In connection with the settlement agreement, the Company was released from approximately $290,000 in secured debt, which OSM had guaranteed in connection with its purchase of the assets of Soup Kitchen International (“SKI”).

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended May 31, 2014, we issued the following shares of our common stock, with fair value based upon the quoted closing trading price on the issue date:

•	477,798 shares of common stock for services rendered, having an aggregate fair market value of $179,120;
•	1,990,000 shares of restricted common stock to accredited investors at an issue prices of between $0.20 and $0.25 per share for a fair value of $423,600;
•	3,020,658 shares of common stock upon the conversion of certain convertible debt and accrued interest, having an aggregate fair market value of $682,819; and
•	40,000 shares as a commitment fee having a fair value of $13,600.

The securities issued upon conversion of the debt were issued pursuant to an exemption provided by Section 3(a)(9) of the Securities Act. The securities issued for services rendered and sold to accredited investors as described above were issued pursuant to Section 4(a) (2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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

SOUPMAN, INC.

Date: July 15, 2014	By:	/s/ Lloyd Sugarman
Lloyd Sugarman
Chief Executive Officer and Director (Principal Executive Officer)

SOUPMAN, INC.

Date: July 15, 2014	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO (Principal Financial Officer)