Form 10-K
period 2014-08-31
SOUPMAN, INC.
filed 2015-02-25
CIK 1475273

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from______________________ to__________________________

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

Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of February 28, 2014 was $12,085,061 based on $0.48, the price at which the registrant’s common stock was last sold on that date.

As of February 24, 2015, the issuer had 50,133,471 shares of common stock outstanding.

Documents incorporated by reference:  None

SOUPMAN, INC.

FORM 10-K

TABLE OF CONTENTS

		Page

	PART I.
Item 1.	Business	1
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	7
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosure	8
	PART II.
Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 8.	Financial Statements and Supplementary Data	F-1
Item 9.	Changes in and Discussions with Accountants on Accounting and Financial Disclosure	14
Item 9A.	Controls and Procedures	39
Item 9B.	Other Information	15
	PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	16
Item 11.	Executive Compensation	19
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence	23
Item 14.	Principal Accountant Fees and Services	23
	PART IV.
Item 15.	Exhibits and Financial Statement Schedules	24
SIGNATURES		25

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

We manufacture and sell soup to grocery chains, the New York City Public School System and other outlets and to our franchised restaurants under the brand name “The Original Soupman®”. Our brand is well known throughout the industry and our Chicken Vegetable soup was once rated as the best chicken soup in America by Consumer Reports.

Additional information about our Company is contained at our website, www.originalsoupman.com . Information on our website is not incorporated by reference into this report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after those reports are filed with the SEC. The following Corporate Governance documents are also posted on our website: Code of Business Conduct, Code of Ethics for Financial Management and Corporate Trading Policy Our phone number is (212) 768-7687 and our facsimile number is (212) 768-7055.

OUR BUSINESS

Overview of our Operations

Our Company manufactures and sells soups under the brand name “Original Soupman®”. Our soups are packaged in innovative Tetra Recart shelf stable cartons and are sold in the canned soup aisle of grocery stores, where most “heat & serve” retail soup purchases are made. The market size for our product in the US is approximately $6 billion annually.

We believe our sales will increase as soup consumers can now compare and choose Soupman’s famous soups over other typical inferior tasting canned soups. We also believe we will capture the health conscience consumers aware of recent reports warning that canned products contain BPA, a known cancer-causing agent. Tetra Recart packaging is BPA free, sustainable and recyclable.

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

The quality of his soup was such that Mr. Yeganeh gained a devoted local following and long lines of loyal customers outside the store that extended around the block. Mr. Yeganeh’s renowned soups abruptly went international in 1995 when they first aired the famous “soup” episode of the “Seinfeld” comedy television show, which featured a character based on Mr. Yeganeh. This episode is one of the best known and highest-rated of that phenomenally successful series, and it soon became common knowledge that the character of the irascible soup-restaurant proprietor was based—fairly or unfairly—on Mr. Yeganeh. Mr. Yeganeh was featured on “Late Night with David Letterman,” “The Oprah Winfrey Show,” “Good Day New York,” and “The Today Show,” CNN, CNBC’s “Squawk Box,” and “Your World with Neil Cavuto”, “Fox and Friends”, TIME Magazine, Consumer Reports and many other media venues.  Mr. Yeganeh was paid $150,000 upon execution of the license agreement, and the agreement further provides that he was to  receive a minimum royalty of $225,000 per year through June 30, 2014 based on a right to royalties of 3% on our gross sales (as such term is defined in the license agreement) on the first $50,000,000 of gross sales, 2% on gross sales between $50,000,000 and $75,000,000 and 1% on gross sales thereafter and 3% of our franchise fees (the latter amount to be donated to charities dedicated to relieving hunger).  He also receives 50% of the net profits from the sale of certain merchandise. Pursuant to the terms of the license agreement, Mr. Yeganeh received 20% of the outstanding stock of our subsidiary Kiosk Concepts, Inc., which manages our franchise operations. In the event of a bona fide sale of all of the stock or assets of the Company Mr. Yeganeh is to receive the lesser of 10% of the sale price less all outstanding liabilities or $10,000,000.  The license agreement with Mr. Yeganeh does not provide for any stated termination provisions.

Current Operations

We sell our soups in two distinct venues and packages.  In the grocery segment, we sell our soups in the Tetra Recart shelf stable cartons  that allows our soups to be displayed in the soup aisles of grocery stores along-side Campbell’s and Progresso the category leaders.  In the food service segment, we sell our soups in 8 lb. frozen boilable pouches to our franchised restaurants, licensed customers and NYC public school system.

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

Soupman Inc. markets the Tetra Recart carton soups. Our subsidiary, The Original Soupman Inc. markets our “Original Soupman” bulk soups and Kiosk Concepts, Inc., an 80% owned subsidiaries of The Original Soupman Inc., the remaining 20% of which is owned by Mr. Yeganeh, is the entity from which we conduct our franchising operations which collect franchise fees and royalties.

Original Soupman Tetra Carton Soups

With our launching of the Soupman brand shelf stable Tetra Recart soup in the grocery stores and supermarkets in May 2012, we are now part of the $6 billion US grocery soup category and plan to be able to gain a meaningful portion of that business. The Tetra Recart carton allows us to sell our soups on grocery store shelves that we previously could not sell, such as our best-selling soup in our restaurants, Lobster Bisque. We believe that all of our 17 oz. Original Soupman cartons contain a healthy, tasty, nutritious meal and consumers will appreciate the quality of our product as an alternative to other soups including Campbell’s and Progresso soups. Tetra Recart packaging is easier to ship, easier to stock and easier on the environment. Several thousand products around the world have shifted to Tetra Recart and/or Aseptic shelf stable packaging due to its environmentally friendly traits and its being BPA-Free.

The Tetra Recart cartons give us the ability to sell our award winning soups where people look for them in the canned soup aisle. This packaging enables us to offer the same quality soups as our restaurants in a shelf stable product for less cost while maintaining significant profit margins. We believe that this will be the catalyst and inflection point which will propel the Soupman brand into the mainstream of the national soup retail industry. The first 4 varieties in 17.3 oz. Tetra Recart cartons were Lobster Bisque, Chicken Noodle, Lentil and Tomato Bisque. Our first authorizations were in HEB, Safeway, Vons, Randall’s, Tom Thumb, Pavilions, A&P, and priced between $2.84 and $4.49.

We have since increased the number of varieties to include Crab Corn Chowder, Chicken Gumbo and Jambalaya, one of the Seinfeld favorites.  HEB, Safeway and others have added these new varieties on their shelves.   Our customer list has grown adding  Publix, Harris Teeter, Met Foods, Meijer’s, Weis, Pathmark, Walmart, Stop & Shop, Giant, Martin’s, Vons, Waldbaums, Price Chopper, Wegman’s, The Fresh Market, Fairway and other major retail chains.

We believe the supermarket industry is currently seeking new product concepts to drive incremental sales and profits in today’s economy.  The Original Soupman’s marketing strategy is to exceed our customer’s expectations for premium soup products and healthy meal replacements.  Original Soupman targets consumers in the retail landscape that are educated, health and taste conscious, working and have limited time to cook and desire high quality meals for immediate consumption.  We plan to continue to add new soups to the Tetra Recart line from our restaurants.  We also hired award winning designer Rollin Binzer to redesign the package graphics for 2014, which we believe will better represent the product quality and be able to catch the eye of the consumer faster. We created an Organic Gluten Free Lentil soup in a 6 pack for Costco and expect to add other organic soups, lower-sodium soups, additional restaurant varieties in tetra cartons all with recipes for our customers to follow which will help stretch the dollar by putting the soup over pasta, rice or potatoes. In addition, we hired Brand Initiatives Group as our Marketing and Branding consultants in June 2014 (www.brandinitiatives.com). BIG executives have worked on the international and national brands including Adidas, Pony, French’s Mustard, Frank’s Hot Sauce and many more.

We plan to target all grocery chains as well as upscale customers such as Whole Foods, Wild Oats and Trader Joe’s as potential clients for our products. In addition, we plan to expand our branded offering to soup bases, ready to use broths and dry soup mixes to compete in these growing categories with Mr. Yeganeh’s famous recipes which we believe will make his broths and stocks sought after by customers. These products will be priced for grocery and discount stores such as Wal-Mart and are expected to have significant operating margins for our company.

Franchising

Our entire line of over 40 varieties of “Original Soupman” soups are sold directly to consumers in Original Soupman restaurants by franchisees, to whom we sell the bulk soups. We currently have 10 franchise locations (which include five co-branded locations as described below).

Our flagship Original Soupman Delicatessen & Restaurant model opened in December 2013 at Resorts in Atlantic City NJ (www.resortsac.com). This model has modified signage emphasizing the Delicatessen menu which has resulted in increased sales overall. We expect this store to achieve sales of $1,800,000 in 900 sq. ft. The franchisee and operating partner Bill White is a very experienced food operator. Mr. White also operates Famous Famiglia Pizza, Haagen Daaz, Ruby’s Diner in Resorts AC as well as other brands including Johnny Rockets and Guy Fierro’s. Robert Azinian, Original Soupman national casino developer and one of the first Johnny Rockets franchisees, is a partner in the Resorts Atlantic City restaurant. There are also plans for full seating Al’s NY Delicatessen & Restaurants for casinos and airports with expected sales of up to $4 to $5 million annually. The Original Soupman Delicatessen model was first opened in 2009 at the Mohegan Sun Casino in Connecticut (www.mohegansun.com).   The franchisee of this restaurant is Lloyd Sugarman, our Chairman of the Board and former CEO. We expect that this 650 sq. ft. food court model can experience sales of more than $1,400,000 annually. Mr. Sugarman is a partner in our Resorts Atlantic City franchise too.

We have identified casinos, airports, theme parks and other tourist locals as our preferred locations for the continued expansion of our franchises, and plan to vigorously pursue marquee destinations for additional franchise store build-outs.

Co-Branded Franchising

We will continue to seek to identify quality partners with whom we can forge a synergistic relationship, whether in the United States and/or Canada, for the purpose of expanding our brand awareness and sales volume. Our co-brand model, where our soups are served together with other franchised food items, such as Tim Horton’s coffee products, is available to professional franchise operators who in the past six years have survived the worst economic climate in their lifetimes and see the need to add consumer traffic and revenue while driving sales more consistently throughout the day. Our dedicated franchise partners agree with the synergy and benefits of co-branding with the Original Soupman.  We currently have co-branded franchise agreements with the following organizations:

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

Original Soupman Mobile Franchise Program

We have started an Original Soupman mobile food truck franchise program which we began selling franchises in July 2014, the franchise fee is $15,000 and the weekly royalty will be $200 up to $400,000 in annual sales at which time it is 4% of sales. This “soupmobile” model is designed to limit the risks associated with stores, move from location to location at busy times of the day and feature our famous soups and a limited sandwich selection that will include our Lobster Roll. We also intend to add “bowls” to this menu, which consists of either rice or pasta topped with our soup. The first Soupmobile is operating in New Jersey at Rutger’s University as well as Jersey City and Newark. We expect another Soupmobile unit to begin operating in Manhattan Park on Wall Street in NYC in January 2015, and the first Original Soupman soupmobile to be on the streets of Kansas City operated by Iraq Veteran Sgt. Dan the Soupman in 2015. Shaquille O’Neal, as one of the owners of Amongst Elite Inc., the New Jersey Soupmobile franchisee, has agreed to help drive the growth of this Soupmobile franchise program for our company. Atlanta Food Group, a national franchise sales broker whose partners founded Moe’s Southwest represents the franchise sales for Original Soupman.

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

Original Soupman Branded School Lunch Program

There have been many studies that have concluded that the menus in many school lunch programs are too high in saturated fat and cholesterol and lacking in fiber, vegetables and other nutrient-rich foods. These reports show that major changes are needed to encourage the health of our nation’s youth, and to reverse the growing trends of childhood obesity, early-onset diabetes, and hypertension, among other chronic diseases, in children and teens. We have, in cooperation with the New York City Department of Education School Foods, developed a menu of low fat, low calorie menu items that are high in fiber, protein and vegetable nutritionals. We started shipping Original Soupman Mexicali Beans in January 2012 as a lunch item to the NYC Schools, at elementary, middle and high school levels, in the five boroughs of NYC. There are approximately 860,000 meals served daily in the NYC School system. We continued scaling of this program by adding Curried Chickpeas with Tomatillos and Stewed Pinto Beans, which are vegetarian dishes that have also been authorized in the NYC schools. Our plan will be to grow this program across the nation’s school system with the help of Shaq and the Healthy School Foods initiative.

Our products for  school lunches are sold  ready to ‘heat n serve’  as a branded Original Soupman product which is user friendly for the cafeteria employees (no mixing and cooking) and has been well received by the students who consider it a delicious and healthy alternative meal. In addition, we believe there are many other meals, which we can prepare in a “heat-n-serve” format for schools across the country, and we are currently testing a variety of products and formulations to meet the requirements set forth by the Department of Education. The Company displayed its products at the School Nutrition Association conference www.schoolnutrition.org in July 2012, where Shaquille O’Neal was a featured speaker and Reggie Jackson held a private event for school food buyers from around the country.  In addition, Reggie introduced several new vegetarian items which conform to the 2012-2013 USDA School Food guidelines including Curried Chick Peas and Stewed Pinto Beans which are now being served in NYC public schools.  Tim Gannon, master chef and co-founder of Outback Steakhouse and Soupman Culinary Director, developed these new recipes for the schools which are tasty, low in sodium, low fat and high in dietary fiber.  The conference, which was attended by 3,500 school nutritionist from around the United States, was an introduction for other school systems to taste Original Soupman products and we were very pleased they liked them and expressed interest in and a need for healthy, ready to serve meals. Original Soupman can provide more nutritional menu options for their respective students in a unique and fun way utilizing Shaq, whom the children look up to.

These meet the criteria of the Healthier US Schools Challenge (“HUSSC”).The HUSSC, which is a USDA program, is a primary component of First Lady, Michelle Obama’s “Let’s Move” campaign.

We have our bulk soups co-packed for us to be sold in our restaurants and to our food service accounts by several manufacturers under strict confidentiality.

In addition, we have contracted manufacturing of our Tetra products by a highly specialized manufacturing company equipped with the Tetra proprietary equipment. All Original Soupman soups are produced in the United States of America to the high standards of quality.

High Profile Strategic Brand Champions

We have relationships with a trio of American Icons; Yankee great Reggie Jackson; Seinfeld star Jason Alexander; and NBA superstar Shaquille O’Neal.

Reggie Jackson, “Mr. October”, The Hall of Fame Great, has joined our management team in an advisory capacity to represent our brand in the media, with high profile customers and at trade shows.  Reggie’s high profile and business contracts enable Original Soupman to gain high-level meetings with industry leaders.  He is a door opener for our brand and a world-class ambassador for Original Soupman.

Jason Alexander played George Costanza in the famous Seinfeld “Soup” episode that portrayed Al Yeganeh’s character.  We intend for him to be our spokesperson to drive sales and awareness and spearhead the marketing of the shelf stable Soupman product launch.

Shaquille O’Neal is a future NBA Hall of Fame basketball player who is currently one of the most followed athletes on Twitter with almost 8 million followers. This social media mastery is only part of what Shaq brings to the Original Soupman team. His business acumen includes being an early investor in Google and Vitamin Water (bought out by Coca-Cola for $4 Billion) as well as starring in his own reality show and selling over a hundred million pair of ‘value-priced’ sneakers under the SHAQ brand in Wal-Mart and other retailers. In addition, Shaq is invested in several restaurant chains and has extensive relationships we believe will be fortuitous in gaining partnerships with national chains for The Original Soupman in the future.  We intend for him to assist our marketing campaigns for Tetra Recart soups, soupmobile franchises as well as the school healthy foods programs.

E-Commerce and On-Line Distribution

We are a legendary brand with extraordinary awareness. While our distribution channels continue to be built, we maintain an interactive website which allows our loyal Soupman fans from around the world to purchase our Tetra Pak carton soup varieties as well as our collection of licensed merchandise. Our e-commerce website is www.originalsoupman.com.  Information on this e-commerce website is not incorporated by reference into this report.

THE SOUP MARKET

Soup is purchased by 92% of U.S. households, a sign of strong consumer acceptance of the category. (Mintel-US-SOUP-2013). Recession-inspired frugality resulting in changing consumer purchase habits has conspired to soften sales in the $6.4 billion soup industry. In spite of this challenging market, manufacturers have invested capital and Research and Development (R&D) resources to bring market offerings into line with consumers’ needs and desires. Some of the initiatives include introducing more trendy soup flavors and new products to expand consumers’ use of soup beyond “winter comfort food” and more toward meal-preparation solutions. (Mintel-US-SOUP 2012)

Our goal is to capture at least 2% of that market over the next five years, equivalent to $128 million in wholesale sales supermarket.

Supermarket Stores

The Supermarket industry consists of over 37,000 stores with 2014 total sales of $522 billion. (Statista 2015).   In addition, there are over 136,000 grocery stores with similar revenue. It is our goal to capture a portion of this market.

Fast-Food Trends

Within the food service industry, fast food represents $188.0 billion of total restaurant sales in 2013 which is a 4.9% increase. There are approximately 313,000 fast food stores in the U.S. (Nation’s Restaurant News 2013).  People are frequenting fast-food outlets more often and they are spending more money at fast-food outlets.

Health concerns are also forcing fast-food outlets to add healthier foods to their menus. With baby boomers worrying about cholesterol, and big chains being sued over high-fat content foods, it’s tempting to conclude that finally, health concerns are rewriting fast-food menus. Based upon the nutritional content of our soup, we believe l our soups offer a healthy alternative to other foods sold at fast food outlets.

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

We estimate that soup currently accounts for 4% of U.S. food-service sales. We believe that we can profit from each of the trends noted above—stores seeking to increase ticket sales, consumers seeking healthier fare, and the growing popularity of branded, comparatively upscale outlets- because they will lead to an increase in the soup component of food-service sales. In particular, to take advantage of these trends we have developed a “clip-on” Original Soupman co-branded  franchise model, in which our soup products in certain outlets are one of several co-branded food concepts; providing an outlet a means of increasing ticket sales and offsetting the effects of seasonality. In addition, we are beginning our mobile food truck franchising program.

Fast-Food Franchises

We are currently franchising fast-food “Original Soupman” co-branded stores in high-traffic locations (including shopping malls, airports, casinos, travel plazas, tourist locations, and major city centers) throughout the U.S. We have had franchise approvals in 47 U.S. states, have now submitted our franchise offering documents to include our mobile franchise program and we received approval in June 2014. Since October 2004, more than 10,000 applications from potential franchisees have been received. Our focus will be on experienced multi-store operators, mobile soup truck owner/operators and co-branding into existing successful operations.

Franchising Terms

Our franchise fee is generally $35,000 per unit (although in certain situations, where a franchisee agrees to open three or more stores, we charge a discounted fee), $20,000 for a co-branded store and we collect a 5% royalty on all sales of products sold by the franchisee, $15,000 mobile franchise fee and $200 weekly royalty, in addition to revenue we receive from the franchisee for the purchase of the soups. Each franchise is for a ten-year term, which is auto-renewable if the franchisee is in compliance with our franchise requirements, which include meeting quality standards, following the procedures set forth in our operations manual, selling our soups exclusively and making prompt payments.

The Original Soupman Delicatessen model first opened in the Mohegan Sun Casino in Connecticut in December 2009 is a 650 square foot restaurant with common seating.  A typical Original Soupman Delicatessen could cost up to $200,000 or more depending on the size and location. Our flagship Original Soupman Delicatessen & Restaurant model opened in December 2013 at Resorts in Atlantic City NJ (www.resortsac.com). This model has modified signage emphasizing the Delicatessen menu which has resulted in increased sales overall. We expect this store to achieve sales of $1,800,000 in 900 sq. ft. This is relatively inexpensive compared to the average restaurant cost due to our simple equipment package. Our stores have no fat fryers or fire suppression systems. Consumers prefer to dine in a comfortable setting with seating and we intend to continue to refine this model while co-branding Original Soupman (which only requires approximately $60,000 in capital investment), throughout the United States and Canada with quality partners.

PRICING AND GROSS MARGINS

We sell our “Original Soupman” franchisees products at an average price of approximately $35 per case, which returns average gross margins of approximately 25%. Our franchisees have signed 10-year contracts with the Company, with 10 year auto-renewal provisions.  Our Tetra Recart soups are competitively priced with the premium packaged soups and we believe taste far superior. The average margin for these Original Soupman tetra cartons produced in the United States since May 2014 are approximately 38%. This is substantially better than the margins previously realized when the product was manufactured in Canada in 2012 and 2013. There are more facilities in the United States being equipped with the specialized tetra recart machinery so production capacity in the US will be increasing to meet industry demands.

Franchisees are free to set retail prices at their restaurants, and we expect that franchise outlets will sell a 12-ounce bowl of hot soup for approximately $6 and more for Lobster bisque. We have also implemented a Daily Special in our restaurants for $6.95 which includes a cup of the Original Soupman soup, ½ sandwich or salad and fresh brewed tea or lemonade to be competitively priced.  We have also implemented a pay-one-price strategy of $4.49 for a cup and $5.99 for a bowl in order to have our customers have a better price/value perception of Original Soupman while returning a cost of goods sold of approximately 35% for our operators.

MARKETING

We are building on the fame of Mr. Yeganeh by investing strategically in people, packaging, advertising, promotions, and establishing a corporate identity. We have also invested sparingly in trade events including the Multi –Unit Operator Conference, the FMI (Food Marketing Institute) show, MUFSO conference, IFA conference, ARN conference and The Money Show conferences in the past. We sample our soups and are able to meet potential restaurant operators, customers and strategic partners at these events. We did not have sufficient capital budget to attend these shows in 2014.

We have signed on three brokerage firms to sell our new Tetra Recart soups in the grocery and club store industries.  Advantage Sales & Marketing (http://asmnet.com) represents us in all supermarkets nationally, Wal-Mart, Target stores as well as distributors, convenience stores and drug chains including CVS, Walgreen’s and Rite Aid.  Acosta Sales & Marketing (http://www.acosta.com) handles $1.4 billion in annual sales to Safeway stores (which was acquired by Albertson in 2014) and handles us product exclusively at Safeway.  Innovation Sales (http://www.foodmarketingcoop.com) works exclusively selling to Costco and has several full distribution “Kirkland signature” items.

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

In May 2012 we began selling our “Original Soupman” soups to consumers in grocery stores in the Tetra Recart cartons that allow them to be displayed for the first time on shelves in the canned soup aisle. Not only does the Tetra Recart packaging allow us to eliminate the need to refrigerate our soups and allow our soups to be displayed on the shelves in the soup aisles but soups packaged in Tetra Recart cartons are easier to ship, easier to stock and easier on the environment. We pack Lobster Bisque, Chicken Noodle, Lentil and Tomato Bisque in the Tetra Recart packaging. In September 2013, we introduced 3 new varieties in the tetra packages: Crab Corn Chowder, Chicken Gumbo and Jambalaya. In 2014 we introduced new graphic designs, discontinued tomato bisque and introduced an all-natural gluten free lentil soup. In 2015 we will introduce an Organic Gluten Free Lentil soup in a 6 pack of tetra cartons at Costco.

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

Regional and National Wholesale Manufacturers (kettle programs)

1. Heinz—Chef Francisco

2. Campbell’s—Stockpot

3. Kettle Cuisine

4. Blount soups

Branded Marketers (canned, cartons, refrigerated, jarred, tetra paks)

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

Barriers to entry are moderate in this industry. The start-up costs for equipment, supplies, and establishing distribution are significant, and it is critical that one have access to industry expertise. Due to the size and complexity of their equipment and their existing production techniques, the larger soup companies are not equipped to produce higher-quality, all-natural gourmet soups. Regional producers of refrigerated gourmet soups are in general unable to freeze their product. This shortens its shelf life and therefore limits how widely the product can be distributed. In addition, there is little consumer awareness of regional brands, such as Hale & Hearty.  We have not experienced these barriers to entry as we are a low capital intense national retailer with the ability to ship frozen products nationally and even internationally, for example, to Canada.

EMPLOYEES

We currently have four full time employees and one part time employee.

Hank said to eliminate risk factors

Item 1.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our primary offices are located at 1110 South Avenue, Staten Island, New York 10314. We currently rent approximately 400 square feet of office space in Staten Island, New York for monthly rent of $3,340. We believe our current offices will be adequate for the foreseeable future.

Item 3.  Legal Proceedings

Soupman, Inc. is one of several defendants in a lawsuit filed by Gourmet Sales and Marketing, LLC (“GSM”) in July 2011 in the Supreme Court of the City of New York (Case Index 651961/2011). GSM claims that it is owed $37,500 in sales commissions based upon an August 2009 sales and marketing agreement. Aside from the claim for an accounting, compensatory damages and/or punitive damages are demanded with respect to the other claims. The Company served its answer to the complaint in October 2011, in which it denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses and affirmative defenses.  The matter is in the discovery phase of litigation.  In the Company and its counsel’s opinion, the complaint lacks merit as the agreement that forms the basis of GSM’s claims may be invalid and unenforceable, GSM is not owed any money, and the Company believes that punitive damages are without basis.

Soupman, Inc. is a defendant in a lawsuit filed by Mark Hellner and four other plaintiffs in New York State Supreme Court (Case Index No. 6083/2014). The plaintiffs are holders of a series of notes issued by the Company and are seeking repayment of the notes with interest. The plaintiffs have prevailed in the action and on December 23, 2014 submitted a proposed judgment in the amount of $263,941.43.  The Court received the proposed judgment and did not immediately enter the judgment.  Instead, in early January 2015 the court requested that counsel attempt to agree on the prejudgment interest calculations due and then present a stipulated judgment. To date, no such agreement has been reached. No assurance can be given as to when the judgment in this case will be entered. In addition, the entry of this judgment could have a material adverse effect on the Company and its business operations.

The Original Soupman, Inc. Kiosk Concepts Inc. and International Gourmet Soups Inc. are defendants in a lawsuit filed by Penny Fern Hart in New York State Supreme Court (Case Index No. 653215/ 2014) in which Hart is demanding repayment of a note in the amount of $1,500,000 plus interest for 2014 and collection costs. We believe. Hart has tortuously interfered with the Company’s business, business relationships and attempted capital financings and that the interference has had negative impact on the Company's business and enterprise value. The case is in discovery phase and the Company believes it will prove liability on the part of Hart. No assurance can be given as to the ultimate outcome of this action or its effect on the Company.  In the event the Company is not successful in defending this action it would likely have a material adverse effect on the Company and its business operations.

Soupman, Inc. is also a defendant in a filed by Hart in New York State Supreme Court (Case Index No. 650501/14) in which Hart is seeking, among other things, to have a restricted legend removed from 550,000 shares of Soupman, Inc. common stock. The Company believes that Hart has breached the terms of the Forbearance Agreement, dated May 20, 2011, as amended, which she entered into with the Company, and specifically that she sold shares that she was not entitled to sell by its terms, and, as such, and the restriction should not be lifted until a full accounting is made of her sales. The case is in discovery phase and the Company believes it will prevail in proving Hart breached the Forbearance Agreement. No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.  In the event the Company is not successful in defending this action it could likely have a material adverse effect on the Company and its business operations.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock has traded on the over the counter market under the symbol “SOUP” since February 1, 2011. The following table states the range of the high and low sales prices of our common stock for each of the calendar quarters during the years ended August 31, 2014 and August 31, 2013. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. As of January 1, 2015, there were approximately 700 stockholders of record of our common stock; this number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED AUGUST 31, 2014
Fourth quarter	$.35	.20
Third quarter	$.52	.26
Second quarter	$.60	.36
First quarter	$.72	.49
YEAR ENDED AUGUST 31, 2013
Fourth quarter	$.73	.40
Third quarter	$.82	.44
Second quarter	$.61	.38
First quarter	$.73	.50

Dividend Policy

We have never paid any cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the near future. Whether we declare and pay dividends is determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Equity Compensation Plan

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended August 31, 2014.

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

Recent Sales of Unregistered Securities

The following unregistered securities were issued by the Company between September 1, 2014 and February 13, 2014:

Series B Preferred Stock

The Company will issue 4,715,000 shares of Series B Preferred Stock at $0.20 per share, for cash proceeds committed of $943,000.

Common Stock

The Company issued 1,050,000 shares of common stock for services rendered at prices ranging from $0.03 - $0.19 per share having a fair value of $34,200, based upon the quoted closing trading price on the date the shares were issued.

The Company issued 2,857,057 shares of common stock upon the conversion of certain notes payable ranging from $0.02 - $0.10 per shares having a fair value of $83,973 based on the conversion prices as per the convertible note agreements.

The securities set forth above issued for cash proceeds or services were issued pursuant to Section 4(a) (2) of the Securities Act. The holders represented that they were “accredited investors” and their intention to acquire the securities for investment only, and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

The securities issued upon conversion of certain notes payable were issued pursuant to Section 3(a) (9) of the Securities Act.

Item 6.  Selected Financial Data

Not required because the Company is a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2014 found in this report and the risk factors other information set forth in herein or in our Current Reports filed with the Securities and Exchange Commission. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks.

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

Results of Operations - Year ended August 31, 2014

The following table summarizes our operating results for the years ended August 31, 2014 and 2013; all amounts have been rounded to the nearest thousandth.

	2014	2013

Revenue	$3,098,000	$2,383,000
Cost of Sales	2,841,000	1,987,000
Gross Profit	257,000	396,000
Operating Expenses	3,755,000	4,805,000
Loss From Operations	(3,498,000)	(4,409,000)
Other Income (Expense)	147,000	(2,159,000)
Net Loss (including non-controlling interest)	$(3,351,000)	$(6,568,000)

Revenue

Soup sales accounted for approximately 95% and 92% of overall revenue for the years ended August 31, 2014 and 2013, respectively, while franchise revenues accounted for the remaining 5% and 8%, respectively. Our year-over-year revenues increase of approximately 30% was primarily attributable to the continued introduction of our new Tetra Recart line of soups and the soup line sold to the New York City school system.

Soup sales broke down as follows:

Category	2014 Soup Sales	Pct. of Soup Sales	Year-over-year Increase
Tetra Recart	$1,740,000	56%	51%
Franchisees	767,000	26%	0%
New York School System	$438,000	14%	68%

Soup sales are net of slotting fees (a fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts (early payment discounts).  Slotting fees for the years ended August 31, 2014 and 2013 were approximately $285,000 and $260,000, respectively, while sales discounts for the same periods were approximately $52,000 and $35,000 respectively.

Cost of Sales

Costs of sales, for the years ended August 31, 2014 and 2013, included freight of approximately $285,000 and $181,000 respectively.  Cost of sales represents costs associated with soup sales only; the Company had no cost of sales associated with franchise activities.

Cost of Sales as a percent of soup sales was approximately 96% and 91% for the years ended August 31, 2014 and 2013, respectively.  This percentage is negatively impacted by slotting fees and sales discounts, which lowers the reportable revenue and therefore increase our cost of sales percentage.

Operating Expenses

Operating expenses for the years ended August 31, 2014 and 2013 were approximately $3,755,000 and $4,805,000, respectively, or 121% and 184% of revenue, respectively.  Major components of our operating expenses for the year ended August 31, 2014 primarily consisted of approximately $1,150,000 for stock issued for services, approximately $922,000 for payroll and payroll related expenses, approximately $564,000 in professional fees, approximately $179,000 for a reserve for doubtful accounts, approximately $75,000 for the promotion of our products, $198,000 in royalty fees, approximately $147,000 for business travel and approximately $83,000 in insurance expense.

Other Income/Expenses

Other income and expenses were approximately $147,000 of income and $2,159,000 of expenses, respectively, for the years ended August 31, 2014 and 2013. Our year-over-year change in other income/expenses of approximately $2,306,000 was primarily associated with an approximately $2,579,000 increase in a change in fair value for derivative liabilities, approximately $291,000 derecognition of debt, offset by an approximately $862,000 gain from the deconsolidation of our variable interest entity in 2013.

Net Loss

Our net loss for the year ended August 31, 2014 as compared to the year ended August 31, 2013 decreased approximately $3,217,000 or approximately 49%, primarily due to the many factors discussed above under Revenue, Cost of Sales, Operating Expenses and Other Expenses. Net loss for the year ended August 31, 2014 was approximately $3,325,000 or $0.08 per share (basic and diluted).

There were no unusual or infrequent events or transactions, or significant economic changes that materially affected the amount of reported income or expenses from operations and nor is the Company aware of any known uncertainties that it reasonably expects will have a material impact income or expenses from operations, other than in the normal course of business such as seasonality or as otherwise described in our Annual Report.

Liquidity and Capital

The following table summarizes our working capital for the years ended August 31, 2014 and 2013; all amounts have been rounded to the nearest thousandth.

	As of August 31, 2014	As of August 31, 2013
Current assets	$880,000	$779,000
Current liabilities	$11,483,000	$11,564,000
Working capital (deficit)	$(10,603,000)	$(10,785,000)

At August 31, 2014, we had cash and cash equivalents of approximately $14,000 as compared to approximately $115,000 at August 31, 2013.  Since August 31, 2014, we have raised additional capital of $1,243,000 through the issuance of notes and sale of stock.  Our year-over-year working capital deficit decreased approximately $182,000, primarily due to an increase in accounts payable and accrued expenses of approximately $1,522,000 and an increase in inventory of approximately $136,000 offset by a decrease in derivative liabilities of approximately $1,715,000.

For the year ended August 31, 2014, net cash used in operating activities was approximately $1,793,000 as compared to approximately $2,256,000 for the year ended August 31, 2013.  Our primary uses of net cash from operating activities for the year ended August 31, 2014 were losses from operations of approximately $3,351,000 and increases in accounts payable – net of approximately $1,522,000, inventory of approximately $136,000, accounts receivable – net of approximately $51,000 and a change in fair market value of derivatives of $2,105,000 and a gain on debt write down of approximately $291,000 offset by non-cash adjustments to reconcile net loss to net cash of expenses relating to shares issued  of approximately $1,601,000, amortization expenses relating to debt of approximately $871,000 and losses on debt extinguishments of approximately $148,000.

Our primary uses of cash for the year ended August 31, 2013 were losses from operations of approximately $6,330,000 and increases in accounts payable and accrued liabilities of approximately $1,400,000, accounts receivable of approximately $237,000 and a non-cash adjustment for derivative expense of approximately $354,000, offset by non-cash adjustments to reconcile net loss to net cash of expenses relating to shares issued of approximately $2,244,000, allowance taken on notes and franchise receivables of approximately $635,000,  amortization expenses related to debt of approximately $534,000, losses on debt extinguishments of approximately $341,000 and bad debt expense of approximately $108,000.

Net cash used in investing activities for the year ended August 31, 2014 was approximately $56,000, from advances to franchisees.  This compares with net cash used in investing activities of approximately $1,000 for the year ended August 31, 2013.

Net cash provided by financing activities for year ended August 31, 2014 was approximately $1,748,000 which included approximately $1,873,000 from the issuance of convertible notes and approximately $786,000 from the sale of common stock offset by approximately $911,000 used for the repayment of debt and accrued interest.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of approximately $10,408,000 through August 31, 2014 and have incurred a net loss of approximately $3,325,000 for the year ended August 31, 2014. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At August 31, 2014, we had short-term debt of approximately $6,109,000 and a working capital deficit of approximately $10,603,000.   These factors raise substantial doubt about our ability to continue as a going concern. The opinion of our independent registered accounting firm for the fiscal year ended August 31, 2014 is unqualified, however the opinion does state that there is substantial doubt as to our ability to continue as a going concern. During the year ended August 31, 2014, we raised approximately $2,659,000 (net of expenses) from the issuance of our common stock and the issuance of notes and since then we have raised an additional $1,243,000 from the issuance of notes and the issuance of stock.   We expect to spend capital in connection with implementing our business strategy, including the promotion of our new shelf stable Tetra Pak, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.   We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.   If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

While we believe we will require approximately $3,000,000 to implement our full business strategy, we believe that if we are able to raise no less than $1,500,000, it will be sufficient to support our operations for the next 12 months. If we are unable to raise the entire $3,000,000, we will be forced to reduce our marketing and promotion efforts and potentially the size of our operations as well, unless current sales increase enough to support implementing our full business plan. We believe that at $5,000,000 in sales, our operations would be self-sustaining and cash flow positive. We use co-packers to manufacture our products, have no bricks and mortar, rent very modest space and only have 4 full time employees therefore, many of our fixed costs are minimal and will remain unchanged regardless of how much money we are able to raise. If we are forced to reduce our marketing and promotion efforts and/or size of our operations because we are unable to raise the entire $3,000,000 and current sales do not increase enough to support implementing our full business plan, our revenues will likely be less than had we been able to implement our full program, and as a direct result our income may suffer, and may not be sufficient to cover our negative cash flow, negatively affecting our liquidity.

Critical Accounting Policies

In preparing the financial statements, management has to make certain judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, revenue and expenses. The actual outcome may differ from these judgments, estimates and assumptions. Judgments, estimates and assumptions are reviewed on an ongoing basis and are based on historical experience and various other factors, including expectations about future events, which are believed to be reasonable under the circumstances. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

The Company considers its use of estimates, its revenue recognition policy and management’s, judgments and assumptions as critical:

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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

Not required because the Company is a smaller reporting company

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors

Soupman, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Soupman, Inc. and its subsidiaries (“the Company”) as of August 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2014 and 2013, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses for the year ended August 31, 2014 and has a working capital deficit as of August 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

February 24, 2015

Item 8.        Financial Statements and Supplemental Data

Soupman, Inc. and Subsidiaries
Consolidated Balance Sheets

	August 31, 2014	August 31, 2013

Assets
Current Assets
Cash	$14,179	$114,894
Accounts receivable - net	358,296	307,051
Inventory	467,658	332,183
Prepaid expenses	39,769	24,416
Total Current Assets	879,902	778,544

Property and equipment - net	13,486	18,104

Other Assets
Accounts receivable - related party - net	76,335	51,657
Due from franchisees	62,683	6,369
Debt issue costs - net	22,096	6,076
Intangible assets - net	10,978	29,900
Other	9,692	4,800
Total Other Assets	181,784	98,802

Total Assets	$1,075,172	$895,450

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$4,539,930	$3,308,046
Accounts payable and accrued liabilities - related parties	530,769	241,083
Convertible debt - net of discount	2,576,043	1,626,579
Non convertible debt - net of discount	3,533,192	4,374,085
Deferred franchise revenue	122,750	118,750
Derivative liabilities	180,418	1,895,630
Total Current Liabilities	11,483,102	11,564,173

Stockholders' Deficit
Preferred stock, par value $0.001; 25,000,000 shares authorized, 931,360 and 1,165,573 issued and outstanding	932	1,166
Common stock, par value $0.001; 75,000,000 shares authorized 47,170,509 and 36,615,720 issued and outstanding	47,171	36,616
Additional paid in capital	12,114,969	8,512,970
Accumulated deficit	(21,881,988)	(18,557,209)
Total Stockholders' Deficit	(9,718,916)	(10,006,457)
Noncontrolling interest	(689,014)	(662,266)
Total Deficit	(10,407,930)	(10,668,723)

Total Liabilities and Stockholders' Deficit	$1,075,172	$895,450

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended August 31
	2014	2013

Revenue
Soup sales - net	$2,945,169	$2,184,893
Franchise fees - net	(5,000)	20,000
Franchise royalties	157,696	178,431
Total revenue	3,097,865	2,383,324

Cost of sales	2,840,744	1,987,263

Gross profit	257,121	396,061

Operating expenses:
General and administrative	3,557,688	4,579,580
Royalty	197,759	225,000
Total operating expenses	3,755,446	4,804,580

Loss from operations	(3,498,326)	(4,408,519)

Other income (expense)
Interest income	1,866	17,500
Interest expense	(1,504,624)	(1,631,386)
Non-payment of debt penalty	(158,400)	(175,688)
Prepayment of debt penalty	-	(50,250)
Stock expense related to convertible notes	(274,600)	-
Change in fair value of derivative liabilities	2,104,549	(474,111)
Loss on debt extinguishment	(147,894)	(338,507)
Forbearance agreement	(165,000)	(368,468)
Gain from deconsolidation of variable interest entity - net	-	861,655
Derecognition of debt	290,902	-
Total other income (expense)	146,799	(2,159,255)

Net loss including non controlling interest	(3,351,527)	(6,567,774)
Less: net loss attributable to noncontrolling interest	(26,748)	(90,016)
Net loss attributable to Soupman	$(3,324,779)	$(6,477,758)

Basic and diluted loss per share:	$(0.08)	$(0.20)

Weighted average number of common shares outstanding during the period - basic and diluted	40,783,004	32,442,840

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
For the Years Ended August 31, 2014 and 2013

			Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, August 31, 2012	1,200,266	1,200	30,904,790	30,905	5,053,684	(12,079,451)	(572,250)	(7,565,912)

Conversion of preferred stock to common stock	(34,693)	(34)	34,693	34	-	-	-	-

Stock based compensation	-	-	-	-	18,448	-	-	18,448

Issuance of common stock for cash ($0.40)	-	-	1,023,750	1,024	408,476	-	-	409,500

Issuance of common stock for services rendered and reduction of accrued payroll ($0.38 - $0.73/share)	-	-	2,683,761	2,684	2,040,761	-	-	2,043,445

Issuance of common stock for forbearance agreement ($0.73/share)	-	-	504,750	505	367,963	-	-	368,468

Issuance of common stock with notes payable ($0.40 - $0.90/share)	-	-	121,600	122	74,918	-	-	75,040

Issuance of common stock with notes payable - recorded as debt discount ($0.40 - $0.90/share)	-	-	1,223,126	1,223	192,602	-	-	193,825

Issuance of common stock for nonpayment of notes payable ($0.40 - $0.70/share)	-	-	119,250	119	64,944	-	-	65,063

Debt discount - beneficial conversion feature	-	-	-	-	177,268	-	-	177,268

Modification of loans under modification accounting	-	-	-	-	66,312	-	-	66,312

Warrants issued as debt issue costs	-	-	-	-	37,094	-	-	37,094

Original issue discount	-	-	-	-	10,500	-	-	10,500

Net loss	-	-	-	-	-	(6,477,758)	(90,016)	(6,567,774)

Balance, August 31, 2013	1,165,573	$1,166	36,615,720	$36,616	$8,512,970	$(18,557,209)	$(662,266)	(10,668,723)

Stock based compensation	-	-	-	-	404,285	-	-	404,285

Issuance of common stock for services rendered ($0.23 - $0.69/share)	-	-	2,996,798	2,997	1,028,753	-	-	1,031,750

Issuance of common stock for cash ($0.20 - $0.40/share)	-	-	3,020,000	3,020	782,980	-	-	786,000

Issuance of common stock for forbearance agreement ($0.60/share)	-	-	275,000	275	164,725	-	-	165,000

Issuance of common stock for debt and accrued interest ($0.11 - $0.26)	-	-	4,188,778	5,089	1,195,846	-	-	1,200,935

Stock issued for non-payment of debt	-	-	40,000	40	13,560	-	-	13,600

Debt discount attributable to modification accounting	-	-	-	-	10,750	-	-	10,750

Reversal of shares issued in error	-	-	(200,000)	(200)	200	-	-	-

Conversion of preferred stock to common stock	(234,213)	(234)	234,213	234	-	-	-	-

Net loss	-	-	-	-	-	(3,324,779)	(26,748)	(3,351,527)

Balance, August 31, 2014	931,360	$932	47,170,509	$47,171	$12,114,969	$(21,881,988)	$(689,014)	$(10,407,930)

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended August 31
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(3,351,527)	$(6,567,774)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	404,285	18,448
Stock issued for services	843,350	1,870,644
Stock issued for services - related parties	188,400	-
Stock issued for non payment of note payable	-	65,063
Stock issued for repayment of notes	-	98,250
Stock issued for forbearance	165,000	368,468
Debt issue costs	(27,500)	-
Bad debt expense	178,633	32,750
Bad debt expense - related party	-	20,520
Change in fair market value of derivative liabilities	(2,104,549)	474,111
Loss on debt extinguishment	147,893	338,507
Amortization of intangibles	18,922	18,869
Amortization of debt discount	859,514	813,534
Amortization of debt issue cost	11,480	258,856
Gain on deconsolidation of VIE	-	(861,655)
Gain on write down of debt	(290,902)	-
Original issue discount	(74,270)	-
Depreciation	7,458	9,251
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(229,878)	(59,929)
Accounts receivable - related party	(24,678)	(69,378)
Inventory	(135,475)	(332,183)
Prepaid expenses	(15,353)	2,058
Other assets	(4,892)	27,388
Accounts payable and accrued liabilities	1,350,676	1,028,660
Accounts payable and accrued liabilities - related parties	289,686	189,448
Deferred franchising revenue	4,000	-
Net Cash Used in Operating Activities	(1,789,727)	(2,256,094)

Cash Flows From Investing Activities:
Due from franchisee	(48,584)	(627)
Due from franchisees - related party	(7,730)	-
Fixed assets acquired	(2,840)	-
Net Cash Used in Investing Activities	(59,154)	(627)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	1,873,140	2,087,500
Proceeds from issuance of common stock for cash	786,000	409,500
Repayment of debt and accrued interest	(910,974)	(263,220)
Cash paid for direct offering costs of convertible notes payable and issuance of common stock	-	(36,480)
Net Cash Provided by Financing Activities	1,748,166	2,197,300

Net decrease in cash	(100,715)	(59,421)

Cash at beginning of year	114,894	174,315

Cash at end of period	$14,179	$114,894

Supplemental disclosures of cash flow information:
Cash paid for interest	$111,940	$182,976
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Stock issued for debt	$930,935	$-
Debt discount recorded on derivatives	$241,444	$569,519
Reclassification of accrued interest on debt from debt to accrued interest	$-	$251,711
Beneficial conversion feature	$-	$177,268
Reduction of accrued payroll through issue of common stock-related parties	$-	$172,801
Debt modifications	$-	$78,687
Common stock issued in connection with debt financing	$283,600	$158,240
Warrants issued as direct offering	$-	$37,094
Original Issue discount	$-	$10,500
Debt discount recorded on debt modification	$10,750	$-
Conversion of preferred stock to common stock	$234	$34
Reversal of shares issued in error	$200	$-

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2014 and 2013

Note 1 – Description of Business and Summary of Significant Accounting Policies

The Company (fka/ Passport Arts, Inc.) was incorporated in the State of Nevada on December 2, 2008. On January 31, 2011, the Company reincorporated in Delaware and changed its name to Soupman, Inc.

The Company manufactures and sells a variety of soups to grocery chains and franchisees.

Fiscal Year

The Company’s fiscal year-end is August 31.

Principles of Consolidation

The consolidated financial statements include the accounts of Soupman, Inc., its wholly owned subsidiary The Original Soupman, Inc. (“OSM”), OSM’s wholly-owned subsidiary, International Gourmet Soups, Inc. (“IGS”), and IGS’s 80%-owned subsidiary Kiosk Concepts, Inc. (“Kiosk”) (collectively “Soupman” or “the Company”.)

The Company reports the non-controlling interests in Kiosk as a component of equity separate from the Company’s equity.

All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassification

To conform to the current year’s presentation, the Company has combined its derivative expense into the change in fair value of derivatives in its presentation of comparative income and cash flows for the year ended August 31, 2013.  This nomenclature change had no material effect on the financial position, results of operations or cash flows for the years presented.

Uses of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable and inventory, estimated useful lives and potential impairment of property and equipment, the valuation of intangible assets and potential impairment thereof, estimate of fair value of share based payments and derivative liabilities, estimates of fair value of warrants issued and recorded as debt discount, estimates of tax liabilities and estimates of the probability and potential magnitude of contingent liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-conforming events. Accordingly, actual results could differ significantly from estimated results.

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

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

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

Loss Contingencies

The Company is subject to the possibility of various losses arising from the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us, to determine whether such accruals should be adjusted, and whether new accruals are required.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and is reviewed for impairment quarterly, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful live of the respective asset(s). Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Amortization of identifiable intangible assets is provided utilizing the straight-line method over the estimated useful live of the respective asset(s) and are reviewed quarterly for impairment or if an indicator(s) of a potential impairment exist.

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

●	Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	2014	2013
Derivative liabilities (balance)	$180,418	$1,895,630

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of August 31, 2014 and 2013, respectively, due to the short-term nature of these instruments.

Variable Interest Entity

A variable interest entity is a legal entity, other than an individual, used for business purposes that either (a) has equity investors that do not provide sufficient financial resources for the entity to support its activities, or (b) has equity investors that lack certain characteristics of controlling interest.

A legal entity must be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity’s residual returns or both. For the year ended August 31, 2013 the Company’s financial statements included Soup Kitchen, International and its subsidiaries (“Soup Kitchen” or “SKI”), which was deconsolidated during the year ended August 31, 2013; See Note 13.

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

Revenue Recognition

Revenue is recorded when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the asset(s) are transferred to the customer without further obligation by the Company, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

The Company recognizes soup revenue when the product(s) are received by the customer and the risk of ownership is transferred to the customer. Sales discounts and promotions, such as “buy one, get one free”, and slotting fees are netted against soup revenue. For the years ended August 31, 2014 and 2013 the Company recorded incentives of $285,415 and $260,153. The Company does not offer a right of return.

Revenues from individual franchise sales are recognized when substantially all significant services that are to be provided by the Company have been performed.  Royalty fees are charged to the franchisee at 5% of the franchisee's gross sales and are recorded when charged.

The Company charges its franchisees an advertising fee equal to ½% of their sales revenue and initially carries this fee as a liability (deferred income), which is included as a component of accounts payable and accrued liabilities. This advertising fee is included in revenue once the Company performs by completing the respective advertisement(s).

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products.

Soup sold is typically shipped directly to the customer from the third party manufacturer; costs associated with shipping and handling are shown as a component of cost of sales.

Advertising

The Company expenses advertising costs when incurred. Advertising expense for the years ended August 31, 2014 and 2013 is as follows:

	2014	2013
Advertising	$27,003	$46,226

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

The Company has the following potential common stock equivalents at August 31, 2014 and 2013:

	2014	2013
Stock options (exercise price - $0.50 - $0.75/share)	$1,975,000	$1,975,000
Warrants (exercise price $0.40- $1.25/share)	5,792,702	5,792,702
Convertible Series A preferred shares (exercise price $0.001/share)	931,360	1,165,573
Convertible debt - derivatives liabilities (exercise price $0.03 - $1/share)	4,666,502	4,667,790
Total common stock equivalents	13,365,564	13,601,065

Certain of the outstanding convertible debt and warrants contain ratchet provisions that would cause variability in the exercise price at the balance sheet date.  As a result, common stock equivalents may change at each reporting period.

The Company reflected a net loss for the years ended August 31, 2014 and 2013; therefore, the effect of considering any common stock equivalents would have been anti-dilutive; consequently, a separate computation of diluted earnings (loss) per share is not presented.

Non-controlling Interest

In December 2009, OSM acquired 80% of Kiosk, which it reported the third party’s 20% as a noncontrolling interest. As part of the Company’s merger in December 2010 with OSM, the Company began to report this noncontrolling interest on its financial statements.

Concentrations

The following table shows significant concentrations in our accounts receivable at August 31, 2014 and 2013.

	2014	2013
E	9%	20%
A	2%	16%
C	10%	11%

Vendors

The following table shows significant concentrations in our purchases for the years ended August 31, 2014 and 2013.

	2014	2013
B	45%	52%
A	39%	48%
C	16%	0%

Sales

The following table shows significant concentrations in our revenues for the years ended August 31, 2014 and 2013.

	2014	2013
A	22%	32%
B	18%	11%

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

Recent Accounting Pronouncements

In July 2013, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test. Otherwise, the quantitative test becomes optional. The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2013, with early adoption permitted. The Company adopted this new guidance in the first quarter of the fiscal 2014. The adoption of this guidance did not affect the Company’s Consolidated Financial Statements.

Note 2 – Accounts & Franchisee Receivable / Franchisee Receivable – Related Parties

Accounts receivable consisted of the following at August 31, 2014 and 2013.

	2014	2013
Accounts receivable	$590,199	$339,801
Allowance for doubtful accounts	(231,903)	(32,750)
Accounts receivable – net	$358,296	$307,051

Related-parties and franchise accounts receivable consisted of the following at August 31, 2014 and 2013.

	2014	2013
Accounts receivable	$76,335	$72,177
Due from franchisee	62,683	-
Allowance for doubtful accounts	-	(20,520)
Accounts receivable – net	$139,018	$51,657

For the years ended August 31, 2014 and 2013, related party accounts receivables represented amounts owed to the Company by franchises for soup sold to locations owned or operated by directors of the Company. At August 31, 2013, the Company took a 50% reserve against its 90-day or greater related-party receivables; no reserve was taken for 2014.

Note 3 – Prepaid Expenses

Prepaid expenses consist of the following at August 31, 2014 and 2013.

	2014	2013
Prepaid insurance	$20,000	$19,517
Prepaid freight	4,899	4,899
Prepaid inventory	9,870	-
Prepaid other	5,000	-
Prepaid expenses – net	$39,769	$24,416

Note 4 – Property and Equipment

Property and equipment consist of the following at August 31, 2013 and 2011.

	2014	2013	Life
Vehicles	$11,843	$11,843	5 years
Equipment	24,683	21,843	5 – 7 years
Furniture and fixtures	12,410	12,410	5 years
Total	48,936	46,096
Less: accumulated depreciation	(35,450)	(27,992)
Property and equipment – net	$13,486	$18,104

There were no impairment charges taken during the years ended August, 31, 2014 and 2013, respectively.

Note 5 – Notes Receivable – Franchisees – Related Parties

During the year ended August 31, 2013, the Company executed three 7%-notes receivable with related party franchisees for $485,772, maturing on October 31, 2018.   The Company advanced these funds to assist with the operating expenses and renovation of these locations, one of which was Al Yeganeh‘s famous soup restaurant on 8th Ave and 55 Street in New York City which was reopened as a franchise location after being shuttered closed by Al for six years.

Monthly interest-only payments from the franchisees were approximately $4,100, until November 1, 2013, when the franchisees were scheduled to begin to pay both principal and interest. The aggregate monthly principal and interest payments was to be approximately $12,000, unless a location is closed or sold, at which time, the note is to become due.

On November 18, 2012, one of the locations was sold to a third non-related party. A payment of $143,482 against a note balance of $216,815 was received and the Company thereafter entered into a new 5% note of $73,333 with the new non-related-party purchaser.

At August 31, 2013, the Company had received all due interest payments from the original 55th Street location’s franchisee, but due to the store’s lower operating margins, as compared to other high traffic and less expensive locations, took a 100% allowance against the receivable. The Company received $79,518.61 in payments for the year ended August 31, 2014 which was applied to the unpaid balance of the loan leaving a balance of $176,340.

At August 31, 2013, the Company took a 100% allowance and recorded a $555,856 reserve against all of its notes receivable franchisee, which included the notes receivable described above from (i) the franchisee for Al’s original store on 55th Street and (ii) the other location sold in November 2011.

The following is a summary of amounts due from franchisees to the Company at August 31, 2014 and 2013.

	2014	2013
Total notes receivable – franchisees – related parties	$-	$485,772
Less: Allowance for uncollectibility	-	(485,772)
Notes receivable – franchisees – related parties	-	-

Notes receivable – franchise	-	70,084
Less: Allowance for uncollectibility	-	(70,084)
Total notes receivable franchisee	$-	$-

Note 6 – Intangible Assets

Intangible assets consist of the following at August 31, 2014 and 2013.

	2014	2013
Soup formulas	$27,418	$27,418
Recipes	53,750	53,750
Total	81,168	81,168
Less: accumulated amortization	(70,190)	(51,268)
Intangible assets-net	$10,978	$29,900

There were no impairment charges taken during the years ended August 31, 2014 and 2013, respectively.

The estimated useful lives of the Company’s intangible assets are as follows:

Intangible Asset	Life
Soup formulas	5 years
Recipes	4 years

The estimated future amortization expense of intangible assets for the years ended August 31 is as follows:

Fiscal Year ended August 31,	Amount
2015	9,384
2016	1,594
Total	$10,978

Note 7 – Accounts Payable and Accrued Liabilities – Related Parties

Related Parties Accounts Payable consists of the following at August 31, 2014 and 2013:

Description	2014	2013
Accrued Payroll	$452,569	$189,283
Accrued expenses (car allowances)	78,200	51,800
Total	$530,769	$241,083

Note 8 – Debt

Debt consists of the following at August 31, 2014 and 2013:

Description	2014	2013
A. Unsecured convertible debt – Derivative Liabilities	$1,533,154	$1,732,250
Less : debt discount	-	(297,153)
Convertible debt - net	1,533,154	1,435,097

B. Convertible debt – Unsecured	1,378,207	479,097
Less : debt discount	(335,318)	(287,615)
Convertible debt - net	1,042,889	191,482

C. Notes - Secured	2,700,000	3,246,902

D. Notes – Unsecured	833,192	1,127,183

Total debt	$6,109,235	$6,000,664

Debt in default consists of secured and unsecured notes totaling $2,546,597 and $1,646,768 at August 31, 2014 and 2013, respectively.

The corresponding debts above are more fully discussed below:

(A)           Unsecured Convertible Debt – Derivative Liabilities

During the year ended August 31, 2014, the Company converted certain of its convertible debts to derivative debt because of the application of an embedded conversion feature in the form of an anti-dilution provision (ratchet feature); see Note 9. During the year ended August 31, 2013, the Company issued unsecured convertible debt and warrants that had an embedded conversion feature in the form of an anti-dilution provision (ratchet feature); see Note 9.

This debt includes the following terms:

Description	Information	2014	2013
Interest Rate		N/A	8 - 12%
Maturity Date(s)		June 24, 2014 to Dec. 9, 2014	Aug 3, 2013 to Feb. 14, 2014

Series 2	Fixed conversion price of $1.00 ($1.00 warrants)	-	265,000
Series 3	Fixed conversion price of $0.40 ($0.75 warrants)	-	735,000
Series 5	Converted to a derivative after 180 days; see note 8(b).	73,404	-

During the year ended August 31, 2014, the Company entered into various debts that could have become a derivative if not pad within 180 days (Series 1 debts). During the year ended August 31, 2014, the Company paid $158,400 as a non-payment of debt penalty against these debts. For the year ended August 31, 2013, the Company paid $175,688 as a non-payment of debt penalty and $50.250 as a prepayment of debt penalty, again against its Series 1 debt(s). In connection with its Series 2 debt and during the years ended August 31, 2013, the Company issued 66,250 and 183,063 3-year warrants, respectively. In connection with its Series 3 debt and during the year ended August 31, 2013, the Company issued 183,750 3-year warrants; the Company issued no Series 2 or 3 debt during the year ended August 31, 2014.

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

Unsecured convertible debt recorded as a derivative liability consists of the following at August 31, 2014 and 2013:

Description	2014	2013
Carry forward balance	$1,732,250	$832,750
Borrowings	-	1,000,000
Repayment of convertible debt	(118,500)	(100,500)
Reclassification of convertible non-derivative debt to derivative debt	347,160	-
Conversion of convertible non-derivative debt to stock	(427,756)	-
Ending balance	$1,533,154	$1,732,250

(B)           Convertible Debt – Unsecured

During the years ended August 31, 2014 and 2013 the Company issued unsecured convertible debt (that was not recorded as a derivative liability.) This debt includes the following terms:

	Information	2014	2013
Interest rate		12%	12%
Default interest rate		N/A	N/A
Term		1 year	1 year
Maturity		Aug. 3, 2014 to Aug. 20, 2014	Aug. 3, 2014 to Aug. 20, 2014
Series 4 debt	Twelve months twelve percent (12%) interest; convertible at $0.75	$-	$650,000
Series 5 debt	Zero percent (0%) interest if repaid within 3 months; Convertible at the lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the loan date	1,380,526	-
Series 7 debt	1-year, 12% interest, fixed conversion at $0.60	280,000	-
Series 8 debt	24 month, 8% interest, fixed conversion at $0.40	$100,000	$-

In connection with Series 4 debt and during the year ended August 31, 2013, note holders received 121,600 shares of the Company’s common stock having a fair value of $75,040 and the Company recorded debt issue costs of $73,574 ($36,480 in cash and $37,094 as the fair value of the 81,067 warrants issued.) The Company amortized $73,574 and $258,856 of its debt issue costs relating to its Series 4 debt during the years ended August 31, 2014 and 2013, respectively.

In connection with Series 4 debt and during the year ended August 31, 2014, note holders received 40,000 shares of the Company’s common stock having a fair value of $283.

In addition, in connection with Series 4 debt and for the year ended August 31, 2013, each note holders received an additional 12,500 shares of the Company’s common stock for each $100,000 invested (an aggregate of 119,250 shares having a fair value of $65,063) because their loans were not repaid within 3 months; no additional shares were due during the year ended August 31, 2014.

In connection with Series 5 debt and for the year ended August 31, 2014, the Company incurred $25,000 in debt issue costs.

Under the terms of the Series 4 notes and subsequent to the funding (up to a $1 million) of this series of notes, debt holders are entitled to receive 8% of the first $3 million then so raised (but not to exceed the amount due under the note.) In addition, if the Company raises in excess of $3 million, debt holders are to receive 100% of the amount due under their note. At August 31, 2014, and subsequent to the funding of these Series 4 notes, the Company had not raised in excess of the $3 million threshold. During the year ended August 31, 2014 and 2013, the Company repaid $170,683 and $59,220 towards these notes.

In the event the Company defaults on any of its Series 4 notes (defined as nonpayment of note within three months of notice after maturity) debt holders at their option, may convert the amount then due (including accrued interest) into common shares of the Company at a 35% discount to the average of the then lowest three days closing prices for the then preceding 20 days. At August 31, 2014 and 2013, $274,097 and $0 of these notes were in default.

In connection with the Series 5 debt, and for the years ended August 31, 2014 and 2013, the Company recorded $0 and $4, 468 as a beneficial conversion feature and incurred an original issue discount of $73,220 and $10,500, respectively (which was recorded as debt discount).

Holders of Series 4 and Series 5 debt are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above.

In connection with its series 7 debt, and for the years ended August 31, 2014 the Company issued 900,000 shares of its common stock with a fair value of $270,000; there was no series 7 debt for the year ended August 31, 2013.

Convertible debt consists of the following activity and terms:

	2014	2013
Carry forward balance	$479,097	$650,000
Borrowings	1,246,270	409,000
Repayment of convertible debt	-	(59,220)
Reclassification of convertible debt to demand	-	(520,683)
Reclassification of convertible debt to derivative debt	(347,160)	-
Ending balance	$1,378,207	$479,097

The fair value for warrants issued as debt issue costs for the years ended August 31, 2013 were based upon the following management assumptions; there were no warrants issued as debt issue cost for the year ended August 31, 2014:

Information	2014	2013
Exercise price	$-	$0.75
Expected dividends	-	0%
Expected volatility	-	106%
Expected term		3 years
Risk free interest rate	-	0.31% - 0.36%

(C)           Notes - Secured

Secured notes consist of the following activity and terms:

	Information	2014	2013
Interest Rate		7% - 12.75%	7% - 12.75%
Maturity		Sep. 1, 2014- Aug. 28, 2014	Sep. 1, 2014- Aug. 28, 2014
SKI debts	Secured by all the assets of OSM	2,700,000	2,990,902
Series 6 debt	Secured by the tetra pack inventory, tetra pack receivables and a second position on all other assets of OSM.	-	256,000

The total amounts owed to both secured debt holders represent amounts originally owed by SKI which were guaranteed by the Company; see Note 13 - Deconsolidation of Variable Interest Entity.

	2014	2013
Carry forward balance	$3,246,902	$3,242,613
Borrowings (Series 6)	-	256,000
Repayment of debt	(50,000)	-
Conversion of debt to common stock	(206,000)	-
Reclassification of accrued interest on debt from debt to accrued interest	-	(251,711)
Removal of secured debt associated with deconsolidation of VIE	(290,902)	-
Ending balance	$2,700,000	$3,246,902

In August 2013, the Company entered into a 13-month forbearance agreement with a debt holder (representing $1,500,000 of the Company’s secured debt, excluding accrued interest.) The debt holder received 550,000 shares of the Company’s common stock, having a fair value of $396,000 ($0.72/share) which was charged to other expense and was based on the quoted closing trading price of the Company’s stock on the date of the forbearance. The debt holder also received the 500,000 shares (which were previously reserved for the benefit of the debt holder), having a fair value of $425,000 ($0.85/share) which reduced debt and was based on the closing price of the Company’s stock on the date of the second forbearance.  Per the second forbearance agreement, proceeds from the debt holder’s sale of the original 500,000 shares will adjust the amount owed by the Company to the debt holder dollar-for-dollar but not to exceed the total amount of the debt. The Company will review the debt holder’s sales of these shares on a quarterly basis, and may either decrease or increase the Company’s recorded debt based on the dollar amount received from the stock sales, offsetting the aggregate as either a gain on or loss from debt settlement.

In connection with the Series 6 debt, and for the year ended August 31, 2013, the Company recorded $256,000 as debt discount ($172,000 of which as a beneficial conversion feature) and issued 1 million shares of common stock and 2.5 million 3-year $0.40 warrants to purchase shares of the Company’s common stock. In addition, the holder of the Series 6 debt is entitled to an additional 500,000 shares of the Company’s common stock, should an additional $744,000 (for an aggregate total of $1 million) be funded. There was no series 6 debt for the year ended August 31, 2014.

(D)           Notes – Unsecured Demand Notes

Unsecured demand notes consist of the following at August 31, 2014 and 2013:

Description	2014	2013
Carry forward balance	$1,127,183	$287,500
Borrowings	626,870	422,500
Repayments	(708,861)	(204,000)
Conversion of demand debt to stock	(212,000)	-
Reclassification from derivative to demand debt	-	100,500
Reclassification from convertible to demand debt	-	520,683
Ending balance	$833,192	$1,127,183

During the years ended August 31, 2013, the Company reclassified convertible debt that had passed its maturity date to unsecured due-on-demand debt. During the year ended August 31, 2014, the Company reclassified debt originally classified as a derivative to on-demand debt.

Unsecured demand notes at August 31, 2014 and 2013 consist of the following:

Amount	Information	Maturity
$785,692	Represents current convertible demand debt	Nov. 6, 2014 – May 10, 2014
$10,000	Represents an advance from a third party	Due on demand
$37,500	The Company is in litigation regarding this debt; see Note 12.	In litigation

E)           Debt discount

For the years ended August 31, 2014 and 2013, the Company recorded debt discount of $ 610,064 and $911,014.

For the year ended August 31, 2014, debt discount consists of $66,843 related to notes that contained embedded conversion options that are required to be bifurcated and reported at fair value (see Note 8 (A)) and, $543,221 related to convertible debt that contained a beneficial conversion feature (see Note 8(B)).

For the year ended August 31, 2013, debt discount consists of $569,519 related to notes that contained embedded conversion options that are required to be bifurcated and reported at fair value (see Note 8 (A)) and, $341,495 related to convertible debt that contained a beneficial conversion feature (see Note 8(B)).

	August 31, 2014	August 31, 2013
Total outstanding debt	$6,444,553	$6,585,432
Carry forward debt discount – net	(584,768)	(404,088)
Debt discount	(610,064)	(994,214)
Amortization of debt discount	859,514	813,534
Debt – net	$6,109,235	$6,000,664

The Company’s remaining debt discount of $335,318 will be fully amortized in 2014.

The Company recorded debt discount relating to its derivative debt to the extent of gross proceeds raised in its debt financing transactions, and immediately expensed the remaining value of the derivative if it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $0 and 37,054 for the years ended August 31, 2014 and 2013, respectively.

Note 9 – Derivative Liabilities

The Company identified conversion features embedded within convertible debt and warrants issued during the years ended August 31, 2014 and 2013 (see Note 8(A)).

The fair value of the Company’s derivative liabilities at August 31, 2014 and 2013 is as follows.

	2014	2013
Carry forward balance	$1,895,630	$513,493
Fair value at the commitment date for convertible notes	241,444	527,796
Fair value at the commitment date for warrants issued	-	78,777
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	-	-
Loss on debt extinguishment	147,893	338,507
Fair value mark-to-market adjustment	(2,104,549)	437,057
Derivative liabilities (balance)	$180,418	$1,895,630

The fair value at the commitment and re-measurement dates for convertible debt and warrants that are treated as derivative liabilities with embedded conversion features were based upon the following management assumptions for the years ended August 31, 2014 and 2013:

2014	Commitment Date	Re-measurement Date
Exercise price	$0.47 or 65% of market	$0.27 or 65% of market to $1.00
Expected dividends	0%	0%
Expected volatility	116% -137%	129%-147%
Expected term: convertible debt and warrants	6 months	6 months to 1.5 years
Risk free interest rate	0.10% - 0.13%	0.05% - 0.09%

2013	Commitment Date	Re-measurement Date
Exercise price	$ 0.40 - $1.00	$ 0.40 - $1.00
Expected dividends	0%	0%
Expected volatility	103% -136%	103%-149%
Expected term: convertible debt and warrants	6 months – 3 years	0.02 – 2.95 years
Risk free interest rate	0.12% - 0.41%	0.03% - 0.79%

Modification of underlying debt

During the year ended August 31, 2014 and 2013 the Company negotiated modifications to certain of its underlying unsecured notes, which had an embedded conversion feature. For each modification, the Company compared the value of both the old and new convertible debt as well as the fair value of any new warrants granted in the modification.  For all notes the Company determined whether the present value of the cash flows associated with the new debt exceeded the present value of the old debt by more than 10%, and if so, applied extinguishment accounting; for all other notes, modification accounting was applied. The Company recorded $10,750 as debt discount in conjunction with modification of debt.

Note 10 – Deferred Franchise Revenue

Deferred franchise revenues result from payments received from new franchises prior to the Company’s performance under the terms of the franchise agreements. Often these payments are made before stores locations have been identified.  One new franchise was sold in 2014 and one was sold in 2013 but was reversed during 2014 when the store closed.  The Company has not performed the required services to recognize this revenue.

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

Series A convertible preferred stock consists of the following activity for the years ended August 31, 2014 and 2013:

Balance - August 31, 2012	$1,200,266
Conversion to common stock	(34,693)
Balance - August 31, 2013	1,165,573
Conversion to common stock	(234,213)
Balance – August 31, 2014	$931,360

No gain or loss was recorded in the conversion of preferred to common stock.

(B)           Common Stock

For the years ended August 31, 2014 and 2013, the Company issued the following shares of common stock:

	2014			2013
Type	Shares	Fair, value	Range of value per share	Shares	Fair value	Range of value per share
1. Stock issued for cash	3,020,000	786,000	0.20-0.40	1,023,750	$409,500	$.40
2. Stock issued for services	2,996,798	1,031,750	0.23-.69	2,683,761	$2,043,445	$0.38 - 0.73
3. Stock issued in connection with convertible debt (see Note 8(B))	4,188,778	1,200,935	0.11-0.26	1,344,726	$268,865	$0.40 - 0.90
4. Stock issued for non-payment of debt (see Note 8(B))	40,000	13,600	0.34	119,250	$65,063	$0.40 - 0.70
5. Stock issued in forbearance agreement (see Note 8(C))	275,000	165,000	0.60	504,750	$368,468	$0.73
6. Stock issued in error	(200,000)	(200)
7. Conversion of Series A Preferred Stock to common stock	234,213	234	.001	34,693	$34	$.001

Unless otherwise indicated, fair value for the share issued was based upon the quoted closing trading price on the dates shares were issued.

The corresponding stock issuances above are more fully discussed below:

1 -  No expenses were paid in connection with shares issued in 2014 and 2013.

2 -  Includes 236,703 shares having a fair value of $172,801, issued during the year ended August 31 2013, to executives for salaries owed; this amount reduced accrued payroll. No shares were issued to executives for the year ended August 31, 2014.

3 -  Shares issued in connection with certain convertible notes; see Note 8(B). The value of these shares was treated as a debt discount and will be amortized over the life of the debt.

4 -  Shares issued in connection with non-payment within 3-months on certain convertible notes; see Note 8(B).

5 -  Issued in connection with a forbearance agreement in 2013; see Note 8(C) and #6 below.  The fair value of these shares was recorded as other expense.

6 -  Reversal of stock issued in error.

7 -  Shares issued 1 for 1 in connection with the conversion of Series A preferred shares; no gain or loss incurred on conversion.

(C)           Stock Options

There were no stock options issued for the years ended August 31, 2014 and August 31, 2013.

The following is a summary of the Company’s stock option activity for the years ended August 31, 2014 and 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2012	1,975,000	$0.53
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Balance – August 31, 2013	1,975,000	$0.53	7.44 years	408,250
Exercisable – August 31, 2013	1,875,000	$0.51	6.95 years	408,250
Grant date fair value of options granted – 2013	-	$-
Weighted average grant date fair value – 2013	-

Balance – August 31, 2013	1,975,000	$0.53	7.44 years	408,250
Granted	-
Exercised	-
Forfeited	-
Balance – August 31, 2014	1,975,000	$0.53	6.44 years	0
Exercisable – August 31, 2014	1,875,000	$0.51	6.00 years	0

Outstanding options held by related parties (August 31, 2014)	1,450,000
Exercisable options held by related parties (August 31, 2014)	1,450,000

The following is a summary of the Company’s unvested stock options at August 31, 2014 and 2013.

	Un-Vested Stock Options	Weighted Average Grant Date Fair Value
Unvested – August 31, 2012	440,000	$0.59
Granted	-	-
Vested/Exercised	(340,000)	0.50
Forfeited/Cancelled	-	-
Unvested – August 31, 2013	100,000	$0.75
Granted	-
Vested/Exercised	-
Forfeited/Cancelled	-
Unvested – August 31, 2014	100,000	$0.75
Weighted average remaining life for vesting	6.44 years

The Company expensed $0 and $18,448 for the years ended August 31, 2014 and 2013, respectively related to vested options.

(D)           Stock Warrants

The following is a summary of the Company’s stock warrant activity for the years ended August 31, 2014 and 2013:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2012	1,952,135	$0.98
Granted (for debt)	3,788,967	$0.68
Granted (other)	150,000	$0.50
Exercised	-	-
Forfeited	(98,400)	$0.54
Balance at August 31, 2013	5,792,702	0.67
Granted (for debt)	480,000	$0.80
Granted (other)	-	-
Exercised	-	-
Forfeited	(334,500)	$0.80
Balance at August 31, 2014	5,938,202	$0.66

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.75 -$1.25	5,938,202	2.77	$0.66	5,938,202	$0.66	$-

Note 12 – Commitments and Contingencies

Commitments

The Company is obligated to pay the minority stockholder of Kiosk an amount equal to 3% of its gross soup sales on the first $50,000,000 in sales, 2% of sales between $50,000,000 and $75,000,000, and 1% of sales thereafter, in perpetuity. The Company was also obligated to pay the minority stockholder a minimum against these sales of $225,000 per year through June 30, 2014 provided certain services to the Company are rendered.  For the years ended August 31, 2014, and 2013, the Company recorded these payments as royalty expense.

On January 18, 2013, the Company granted 200,000 stock options to a consultant, having a grant date fair value of $147,588; these options have an exercise price of $0.75 and a life of 10 years.  Fifty thousand (50,000) of these options vested on the grant date and fifty thousand (50,000) vested on the second anniversary of the grant date (January 18, 2014). The remaining one hundred thousand (100,000) options vest as follows: 10,000 shares vest and are then exercisable for every $1,000,000 in qualifying revenues received by the Company in connection with the consultants’ successful introduction of customers. As of August 31, 2014, none of these 100,000 shares have been earned.

In June of 2013, the Company entered into an employment agreement with one of its now current directors.  Under the agreement the Company agreed to issue the following assuming the director is still employed by the Company:

(1)	200,000 shares of common stock on June 1, 2014
(2)	200,000 shares of common stock on January 1, 2014
(3)	200,000 shares of common stock on June 1, 2014
(4)	200,000 shares of common stock on January 1, 2015
(5)	Up to 400,000 shares of common stock if the Company’s stock price reaches certain targets
(6)	Up to 500,000 shares of common stock based on future sales of the Company

The Company determined the agreement contains a combination of service, market and performance conditions as defined under ASC 718.  Additionally, the Company determined the fair value of these awards to be $1,033,350.  During the years ended August 31, 2014 and 2013, $309,116 and $544,687 of compensation cost was recognized under this agreement, leaving $442,033 of compensation cost to be recognized through June 13, 2015.

In December of 2013, the Company entered into an agreement with a consultant.  Under the agreement the Company agreed to issue 25,000 shares of common stock that vest in three months from the grant date, 25,000 shares of common stock that vest 18 months from the grant, and an additional 5,000 shares per certain incremental future sales of the Company.  The Company determined the agreement contains a performance condition as defined under ASC 718.  Additionally, the Company determined the fair value of these awards to be $22,495.  During the year ended August 31, 2014 and 2013,respectively, $13,499 and $23,994 of compensation cost was recognized under this agreement.

In January of 2014, the Company entered into an agreement with a consultant.  Under the agreement the Company agreed to issue 150,000 shares of common stock that vest in six months from the grant date and 150,000 shares of common stock that vest on December 31, 2014.  The Company determined the fair value of these awards to be $143,970.  During the years ended August 31, 2014 and 2013, respectively, $23,994 and $119,976 of compensation cost was recognized under this agreement.

Litigations, Claims and Assessments

Soupman, Inc. is one of several defendants in a lawsuit filed by Gourmet Sales and Marketing, LLC (“GSM”) in July 2011 in the Supreme Court of the City of New York (Case Index 651961/2011). GSM claims that it is owed $37,500 in sales commissions based upon an August 2009 sales and marketing agreement. Aside from the claim for an accounting, compensatory damages and/or punitive damages are demanded with respect to the other claims. The Company served its answer to the complaint in October 2011, in which it denied the allegations of the complaint with respect to the claims of liability and asserted numerous defenses and affirmative defenses.  The matter is in the discovery phase of litigation.  In the Company and its counsel’s opinion, the complaint lacks merit as the agreement that forms the basis of GSM’s claims may be invalid and unenforceable, GSM is not owed any money, and the Company believes that punitive damages are without basis.

Soupman, Inc. is a defendant in a lawsuit filed by Mark Hellner and four other plaintiffs in New York State Supreme Court (Case Index No. 6083/2014). The plaintiffs are holders of a series of notes issued by the Company and are seeking repayment of the notes with interest. The plaintiffs have prevailed in the action and on December 23, 2014 submitted a proposed judgment in the amount of $263,941.43.  The Court received the proposed judgment and did not immediately enter the judgment.  Instead, in early January 2015 the court requested that counsel attempt to agree on the prejudgment interest calculations due and then present a stipulated judgment. To date, no such agreement has been reached. No assurance can be given as to when the judgment in this case will be entered. In addition, the entry of this judgment could have a material adverse effect on the Company and its business operations.

The Original Soupman, Inc. Kiosk Concepts Inc. and International Gourmet Soups Inc. are defendants in a lawsuit filed by Penny Fern Hart in New York State Supreme Court (Case Index No. 653215/ 2014) in which Hart is demanding repayment of a note in the amount of $1,500,000 plus interest for 2014 and collection costs. We believe. Hart has tortuously interfered with the Company’s business, business relationships and attempted capital financings and that the interference has had negative impact on the Company's business and enterprise value. The case is in discovery phase and the Company believes it will prove liability on the part of Hart. No assurance can be given as to the ultimate outcome of this action or its effect on the Company.  In the event the Company is not successful in defending this action it would likely have a material adverse effect on the Company and its business operations.

Soupman, Inc. is also a defendant in a filed by Hart in New York State Supreme Court (Case Index No. 650501/14) in which Hart is seeking, among other things, to have a restricted legend removed from 550,000 shares of Soupman, Inc. common stock. The Company believes that Hart has breached the terms of the Forbearance Agreement, dated May 20, 2011, as amended, which she entered into with the Company, and specifically that she sold shares that she was not entitled to sell by its terms, and, as such, and the restriction should not be lifted until a full accounting is made of her sales. The case is in discovery phase and the Company believes it will prevail in proving Hart breached the Forbearance Agreement. No assurance can be given as to the ultimate outcome of these actions or its effect on the Company.  In the event the Company is not successful in defending this action it could likely have a material adverse effect on the Company and its business operations.

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

On May 31, 2010 an involuntary bankruptcy petition was entered against SKI which has historically been consolidated in the Company’s financial statements as a variable interest entity (“VIE”). From the date of bankruptcy petition until the year ended August 31, 2013, the Company elected to continue including SKI as a VIE in its financial statements, because, among other things, it believed that the involuntary petition would be dismissed. The net effect of the deconsolidation at August 31, 2013 was a reduction of accounts payable and accrued liabilities of approximately $862,000; this gain was shows as other income on the Company’s 2013 statement of operations. However, the Company previously guaranteed of certain of the secured debts shall remain on the Company’s books; see Note 8(C).

Note 14 – Income Taxes

There was no income tax expense for the years ended August 31, 2014 and 2013 due to the Company’s net losses.

At August 31, 2014, the Company has a net operating loss carry-forward of approximately $16.9 million available to offset future taxable income expiring through 2033. The current tax effect should the entire NOL be used is approximately $7.7 million. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for the years ended August 31, 2014 and 2013, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 7.1% for New York State Corporate Taxes, the blended rate used was 38.69%).

The valuation allowance at August 31, 2013 was approximately $ 4.0 million. The net change in valuation allowance during the year ended August 31, 2014 was an increase of approximately $5.2 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2014.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at August 31, 2014 and 2013 are as follows:

Deferred tax assets:	2014	2013
Net operating loss carry-forward	9,200,000	7,699,000
Total gross deferred tax assets	9,200,000	7,699,000
Less valuation allowance	(9,200,000)	(7,699,000)
Net deferred tax assets	$-	$-

At August 31, 2014 and 2013, respectively, the Company did not record any liabilities for uncertain tax positions and the Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of August 31, 2014 will significantly change within the next 12 months.

Note 15 – Going Concern

As reflected in the accompanying financial statements, for the year ended August 31, 2014 the Company had a net loss of approximately $3.3 million, net cash used in operations of approximately $1.8 million working capital deficit of approximately $10.6 million and a stockholders’ deficit of approximately $10.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 16 – Subsequent Events

The following unregistered securities were issued by the Company between September 1, 2014 and February 20, 2014:

Series B Preferred Stock

The Company will issued 4,715,000 shares of Series B Preferred Stock at $0.20 per share, for cash proceeds committed of $943,000.

Common Stock

The Company issued 1,050,000 shares of common stock for services rendered at prices ranging from $0.03 - $0.19 per share having a fair value of $34,200, based upon the quoted closing trading price on the date the shares were issued.

The Company issued 2,857,057 shares of common stock upon the conversion of certain notes payable ranging from $0.02 - $0.10 per shares having a fair value of $83,973 based on the conversion prices as per the convertible note agreements.

The Company issued a 10% $300,000 one year convertible note convertible into shares of the Company’s Common stock at the greater $0.20 per share or the price of a new stock offered in an anticipated capital raise.

Item 9A.         Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods. Based on their evaluation of our past performance and timely filings, as of August 31, 2014, the period covered by this Annual Report on Form 10-K, our Chief Executive Officer (“PEO”) and Chief Financial Officer (“PFO”) had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in the report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

However, we experienced a delay in this current filing due to a medical emergency surgery of Mr. Bertrand, our President and Chief Financial Officer, which disabled him from performing the necessary work needed to timely file this report. In addition, our Chief Executive Officer resigned on January 30, 2015, and although the search for a new Chief Executive Officer is underway, in the interim Mr. Bertrand is acting as our PEO and PFO. As such, we carried out an evaluation, under the supervision and with the participation of our management, including Mr. Bertrand, in his capacity now as our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the date of this Annual Report and have concluded that the Company’s disclosure controls are not now effective, and that in order to be effective we must have additional personnel engaged in the reporting process to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, regardless of whether or not any particular officer is unable to perform their duties.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting for the year ended August 31, 2014, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon their evaluation, the PEO and PFO had concluded as of August 31, 2014 that the Company’s internal controls over financial reporting were not effective as of that date.

However, we experienced a delay in this current filing due to a medical emergency surgery of Mr. Bertrand, our President and Chief Financial Officer, which disabled him from performing the necessary work needed to timely file this report. In addition, our Chief Executive Officer resigned on January 30, 2015, and although the search for a new Chief Executive Officer is underway, in the interim Mr. Bertrand is acting as our PEO and PFO. As such, we carried out an evaluation the effectiveness of our internal control over financial reporting for the year ended August 31, 2014, based on the framework established in Internal Control-Integrated Framework issued by COSO, of the effectiveness of the design and operation of our internal controls over financial reporting as of the date of this Annual Report and have concluded that the Company’s internal controls over financial reporting are not now effective, and that in order to be effective we must have additional personnel engaged in the financial reporting process to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, regardless of whether or not any particular officer is unable to perform their duties.

Although the Company has made substantial progress in the segregation of duties for the year ended August 31, 2014 consistent with its control objectives through the hiring of additional staff with technical accounting expertise, its limited resources have made it difficult for it to maintain appropriate oversight by those in charge of governance. The Company intends to hire additional personnel as soon as its finances permit it to ensure that its reports are timely filed. The Company has taken steps to improve its internal controls and disclosure controls and has prepared and implemented written policies and checklists with procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements and internal controls and procedures have been developed and implemented surrounding the financial reporting process, primarily through the use of account reconciliations and supervision.

We intend to continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes, and to retain additional staff, as required, to assist in financial and accounting controls.

Our management, including Mr. Bertrand, our current PEO and PFO, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of the Company as of August 31, 2014 and the date of this annual report.  All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified.  The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held with Our Company	Age	Date first Elected or Appointed
Tim Gannon	Former Chairman of the Board and Former Culinary and Business Development Advisor	66	October 18, 2012	**
Lloyd Sugarman	Chairman of the Board, Director and Former CEO	60	April 22, 2013	**
Daniel Rubano	Senior Vice President Franchise, Secretary, Director	54	December 15, 2010
Robert Bertrand	President, Chief Financial Officer, Treasurer	60	December 15, 2010
Ronald Crane	Director	65	August 13, 2013
Rocco Fiorentino	Director	59	August 13, 2013
Dan Noor	Director	45	January 9, 2015
Pasquale Guadagno	Director	58	January 9, 2015

 ** On January 8, 2015, Mr, Gannon resigned from the board of directors, and subsequently on January 9, 2015, Mr, Sugarman was appointed the Chairman of the Board. Mr. Sugarman is and remains a director of the Company and the Chairman of the Board, however on January 30, 2015 he resigned from the CEO position.

Business Experience

The following is a brief account of the business experience of our directors and executive officers during at least the past five years, including their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Lloyd Sugarman, Chairman of the Board and Former CEO

As a co-founder of Johnny Rockets, Lloyd Sugarman was one of the first to sign on when the restaurant chain started franchising in 1986.  Because of his success as a multi-unit franchise operator, Lloyd was asked to join the corporate team of Johnny Rockets to help the company duplicate his success throughout the franchise system. He then went on to open additional Johnny Rockets restaurants with his son, which, today continue to be among the chain’s highest-grossing locations. As a creative innovator and forward thinker, Lloyd is credited with introducing dancing servers, food court restaurant locations and a meatless hamburger that revolutionized the Johnny Rockets brand.

In 2010, believing in the potential of the Original Soupman brand, Sugarman became an Area Developer, opening multiple Original Soupman franchises across the country.  Lloyd was the brains behind the creation of the Al’s New York Delicatessen & Restaurant concept, which features the world-renowned Original Soupman soups and a full authentic NY delicatessen menu.

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

We selected Mr. Sugarman to serve on our board because he brings a wealth of retail merchandising, restaurant operations and franchising experience to Soupman. Mr. Sugarman’s business background provides him with a broad understanding of the issues facing the food industry and our company as well as the financial markets and the opportunities available to us.

We also believe that as a matter of “best practices” and good corporate governance that the Chairman and CEO positions should be held by two separate individuals. As such, we have begun a search for a CEO with a strong business background in the food industry, and in connection with our determination to split the Chairman and CEO positions, Mr. Sugarman voluntarily resigned as CEO on January 30, 2015.

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

Dan Noor, Director

Dan Noor is currently Managing Director at Virtu Capital, a management consulting firm formed by him to provide financial consulting services to companies and other clients, including assistance with the delivery and implementation of financial plans. Prior to 2013, for over five years he was the principal at I Focus Consultants, a management consulting firm providing advice regarding venture capital and investment banking transactions for over five years. Mr Noor received his training and education from New York University in 1992 with a BS/BA in Political Science and Sociality.

We selected Mr. Noor to serve on our board because of his investment banking experience.

Pasquale Guadagno, Director

Pasquale Guadagno is the Chairman of Packwood Financial, a management consulting firm formed by him to provide financial consulting services to companies and other clients, From January 2014 through December 2014 he was employed as a Vice President and registered representative at National Securities Corporation in New York, New York. From February 2010 through December 2013, he was employed as a Vice President and registered representative at Legends Securities, Inc. He began his career over thirty years ago at Kidder Peabody & Co. and holds a Series 7, 24, 64 and 65 license.

We selected Mr. Guadagno to serve on our board because of his investment banking experience.

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

Tim Gannon.  Former Chairman of the Board and Culinary and Business Development Advisor.

Tim Gannon, our former Chairman and Culinary and Business Development Advisor, was the co-founder of Outback Steakhouse, Inc. He is the creator of the “Bloomin’ Onion” recipe, and many of the other dishes on Outback’s menu. He has served in various senior management capacities at Outback Steakhouse since he co-founded it, and currently serves as a Director Emeritus of OSI Restaurant Partners, LLC, and the company, which currently owns Outback Steakhouse.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of Broadcaster. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended August 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Item 11.        Executive Compensation

General

Included in the table below is our executive compensation as of August 31, 2014, as required by Item 402 of Regulation S-K.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(5)	Total ($)

Lloyd Sugarman (1)	2014	$150,000	$-	$69,000	$-	$7,200	$262,200
Chairman of the Board and Former CEO	2013	$50,000	$-	$112,500	$-	$2,400	$164,900

Daniel Rubano (2)	2014	$70,000	$-	$-	$-	$36,000	$106,000
Sr. VP, Secretary and Director	2013	$70,000	$-	$-	$-	$31,884	$101,884

Robert Bertrand (3)	2014	$170,000	$-	$-	$-	$27,600	$197,600
President and CFO	2013	$170,000	$-	$-	$-	$27,612	$197,612

Notes:

(1)	Mr. Sugarman’s 2014 base salary was $150,000 all of which has been accrued and is reported as related part accounts payable in note 7 of the Notes to the Consolidated Financial Statements included in “Item 1 – Financial Statements” His 2013 base Salary was $50,000, of which $2,885 was paid in cash and $47,115 was accrued and is reported as related party account payable in Note 7 of the Notes to the Consolidated Financial Statements included in “Item 1 — Financial Statements”.

(2)	Mr. Rubano’s 2014 base salary was $70,000 , of which $3,000 was paid in cash and $67,000 was accrued and is reported as related party account payable in Note 7 of the Notes to the Consolidated Financial Statements included in “Item 1 — Financial Statements”. Mr. Rubano’s 2013 base salary was $70,000, of which $19,191 was paid in cash and $50,809 was accrued and is reported as related party account payable in Note 7 of the Notes to the Consolidated Financial Statements included in “Item 1 — Financial Statements”.

(3)	Mr. Bertrand’s 2014 base salary was $170,000, of which $100,211 was paid in cash and $69,789 was accrued and is reported as related party accounts payable in Note 7 of the Notes to the Consolidated Financial Statements included in “Item 1—Financial Statements” Mr. Bertrand’s 2013 base salary was $170,000, of which $97,199 was paid in cash and $72,801 was paid in stock.

(4)

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

In addition, Mr. Gannon was entitled to receive, for every incremental $1 million in Company annual sales since the date of his agreement, 5,000 shares of the Company’s common stock, with a maximum total award of 500,000 shares (should the Company have achieved $100 million in annual sales). The Company had determined the Mr. Gannon’s agreement contained a combination of service, market and performance conditions as defined under ASC 718. Additionally, the Company determined the fair value of these awards to be $1,033,350. During the years ended August 31, 2014 and 2013, $544,687 and $46,630 of compensation cost was recognized, leaving $442,033 of compensation cost to be recognized through June 13, 2015.

(5)	All other compensation is comprised of medical premiums paid for Mr. Rubano and Mr. Bertrand and car allowances for all named executive officers. Car allowances have been accrued and are reported as related party account payable in Note 7 of the Notes to the Consolidated Financial Statements included in “Item 1 — Financial Statements.

Employment Agreements

Lloyd Sugarman Employment Agreement

Prior to his resignation as CEO on January 30, 2015, Mr. Sugarman served as the Company’s CEO under a three-year employment agreement executed on April 22, 2013. The employment agreement provided that Mr. Sugarman was to receive a base salary of $150,000.00 and an annual bonus of up to $50,000, payable 30 days after the close of each year, on a pro rata basis, if at least 80% of the sales projections established by the Board of Directors at the beginning of each year are met. The Company was also to pay Sugarman the greater of $500 or 5% bonus for each co-branded franchise or franchise sold during his employment with the Company. Mr. Sugarman agreed that his base salary would initially be paid at the rate of $75,000 per annum until $2,000,000 in capital was raised by the Company. Currently, there is accrued and unpaid salary to Mr. Sugarman of $158,115. The employment agreement had also provided fora car allowance of $600 a month (which he never received). Mr. Sugarman received 1,500,000 shares of the Company’s common stock in connection with the employment agreement, which shares were to vest as follows:

(i)	300,000 shares on signing
(ii)	300,000 shares on the first anniversary of the agreement;
(iii)	300,000 shares on the second anniversary of the agreement;
(iv)	300,000 shares on the third anniversary of the agreement;
(v)	300,000 shares upon the Company being funded with at least $2 million.

Because Mr. Sugarman voluntarily resigned on January 30, 3015 as CEO at the request of the Board in order to allow the position of Chairman and CEO to be split between two individuals for corporate governance purposes, the Board determined to fully vest all his shares as of that date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of Fiscal 2014 for each Named Executive Officer.

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($/share)	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested

Daniel Rubano	250,000	.50	12/31/2020

Robert Bertrand	250,000	.50	12/31/2020

Lloyd Sugarman(1)	-	-		1,200,000	$732,000

Notes:

(1)	Pursuant to Mr. Sugarman’s employment agreement, he received 300,000 shares of stock in 2014 having a fair market value of $69,000 and 300,000 shares of stock in 2013, having a fair market value of $112,500.

Aggregated Options Exercised in Last Fiscal Year

No stock options have been exercised by any director or executive officer since the date of the grant.

Compensation of Directors

The following table sets forth information for the fiscal year ended August 31, 2014 regarding the compensation of our directors who at August 31, 2014 were not also named executive officers or material employees.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Lloyd Sugarman 1110 South Avenue Staten Island, NY 10314	Common	700,000		1.5%
Ronald Crane 1110 South Avenue Staten Island, NY 10314	Common	57,500		0.1%
Rocco Fiorentino 1110 South Avenue Staten Island, NY 10314	Common	75,000		0.2%
Daniel Rubano 1110 South Avenue Staten Island, NY 10314	Common	2,375,000	(3)	4.9%
Pasquale Guadagno 1110 South Avenue Staten Island, New York 10314	Common	140,000		0.3%
Dan Noor 1110 South Avenue Staten Island, New York 10314	Common	0		0.0%
Robert Bertrand 1110 South Avenue Staten Island, NY 10314	Common	874,335	(4)	1.8%
Arnold Casale 1110 South Avenue Staten Island, NY 10314	Common	4,221,835	(3)	8.8%
Directors and Executive Officers as a Group (7)	Common	5,171,835		10.8%
Tim Gannon 1110 South Avenue Staten Island, NY 10314	Common	1,090,000		2.3%

Notes:

(1)	Beneficial ownership of a security includes any person, who directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.

(2)	Based on 47,170,509 common shares and 931,360 preferred shares outstanding at August 31, 2014.

(3)	Includes options exercisable for 250,000 shares of stock that each of the beneficial owners has the right to exercise on the date hereof.

(4)	Includes options exercisable for 250,000 shares of stock that each of the beneficial owners has the right to exercise on the date hereof and 50,000 shares of Preferred Stock that are convertible at the option of the beneficial holder at any time.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

In July 2010, Al Yeganeh ‘s famous soup restaurant on 8th Ave and 55 Street in New York City reopened as a franchise location after being shuttered closed by Al for six years.  Daniel Rubano, a Director and  Senior Vice President is the owner of this franchise which has paid or has accrued to the Company royalties of $ 31,876 and $38,542 during the years ended August 31, 2014 and 2013, respectively and owes $35,327 as of August 31, 2014.

In 2010 the Company executed a 7% note receivable for $255,859 with the franchise to defray the costs of renovating the store and its lower operating margins as compared to other high traffic and less expensive locations. This note has a maturity date of October 31, 2018 with payments of interest only through November 30, 2012. At August 31, 2013 the Company had received all due interest payments, but due to the store’s operating margins, took a 100% allowance against the receivable. During the year ended August 31, 2014, The Company received $79,518.61 in payments which was applied to the unpaid balance of the loan leaving a balance of $176,340.

Lloyd Sugarman, our former Chief Executive Officer and Chairman of the Board of the Company, is also an owner of one of the Soupman franchises which has paid or has accrued to the Company royalties of $48,765 and $55,173 during the years ended August 31, 2014 and 2013, respectively and owes $41,008 of royalties as of August 31, 2014

Ronald Crane, Rocco Fiorentino, Pasquale Guadagno and Dan Noor are independent directors under applicable SEC regulations.

Our board of directors reviews on an on-going basis for potential conflicts of interest, and approves if appropriate, all “related party transactions, which include all transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404.

Item 14.        Principal Accountant Fees and Services

MaloneBailey, LLP serves as our current independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended August 31, 2014 and 2013.

	August 31, 2014	August 31, 2013
Audit Fees and Expenses (1)	$72,000	72,000
All Other Fees	-	-
	$72,000	72,000

(1)       Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

PART IV

Item 15.        Exhibits and Financial Statement Schedules and Reports on Form 8-K

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

	1.	Independent Auditor’s Reports

	2.	Consolidated Balance Sheets as of August 31, 2014 and 2013

	3.	Consolidated Statements of Operations for the years ended August 31, 2014 and 2013

	4.	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended August 31, 2014 and 2013

	5.	Consolidated Statements of Cash Flows for the years ended August 31, 2014 and 2013

	6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.
(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Designations for Series A(2)
3.4	Certificate of Designation for Series B(3)
4.1	2010 Stock Incentive Plan(4)
10.1	Merger Agreement between OSM Merger and Passport Arts, Inc.(2)
10.2	Agreement, dated as of April 27, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc., Yegan Food, Inc. and Al Yeganeh (5)
10.3	Amendment, dated February 20, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc., Yegan Food, Inc. and Al Yeganeh (5)
10.4	Forbearance Agreement dated May, 20,2011 (6)
10.5	Secured Guaranty dated May 20, 2011 (6)
10.6	Keepwell Agreement dated May 20, 2011 (6)
10.7	Amendment to Forbearance Agreement dated August 1, 2012 (9)
10.8	Endorsement Agreement, by and between Mine O’Mine, Inc. and the Company, dated as of July 29, 2011(7)
10.9	Employment Agreement of Arnold Casale dated September 1, 2010 (10)
10.10	Employment Agreement of Robert Bertrand dated September 1, 2010 (10)
10.11	Employment Agreement of Daniel Rubano dated September 1, 2010 (10)
10.12	Employment Agreement of Tim Gannon dated June 13, 2012 (8)
10.13	Employment Agreement of Lloyd Sugarman dated April 22, 2012 (11)
21.1	Subsidiaries (10)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1) *
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1) *
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1) *
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1) *

*	Filed herewith

(1)	Incorporated by reference from our registration statement on Form S-1 filed on October 26, 2009
(2)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on December 20, 2010
(3)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on January 8, 2015
(4)	Incorporated by reference from our registration statement on Form S-8 filed on February 2, 2011
(5)	Incorporated by reference from our quarterly report on Form 10-Q filed on April 19, 2011
(6)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 25, 2011
(7)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 21, 2011
(8)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on June 13, 2012.
(9)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 6, 2012.
(10)	Incorporated by reference from our Form 10-K/A filed with the Securities and Exchange Commission on August 28, 2013.
(11)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on April 26, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SOUPMAN, INC.

Date: February 25, 2015	By:	/s/ Robert Bertrand
Robert Bertrand
President and Chief Financial Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2015	By:	/s/ Lloyd Sugarman
Chairman of the Board and Director

Date: February 25, 2015	By:	/s/ Robert Bertrand
Robert Bertrand
President and Chief Financial Officer (Principal Executive Officer) (Principal Financial Officer)

Date: February 25, 2015	By:	/s/ Daniel Rubano
Senior Vice President of Franchise Development and Operations and Director

Date: February 25, 2015	By:	/s/ Dan Noor
Director

Date: February 25, 2015	By:	/s/ Pasquale Guadagno
Director

Date: February 25, 2015	By:	/s/ Ronald Crane
Director

Date: February 25, 2015	By:	/s/ Rocco Fiorentino

