Form 10-Q
period 2014-11-30
SOUPMAN, INC.
filed 2015-03-19
CIK 1475273

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☒

Number of shares of common stock outstanding as of March 19, 2015 was 51,627,566

ITEM 1.	Financial Statements.

Soupman, Inc. and Subsidiaries

Consolidated Balance Sheets

	November 30, 2014	August 31, 2014
	(Unaudited)
Assets

Cash	$30,750	$14,179
Accounts receivable - net	415,941	358,296
Inventory	397,658	467,658
Prepaid expenses and other	17,152	39,769
Total Current Assets	861,501	879,902

Property and equipment - net	12,225	13,486

Other Assets
Accounts receivable - related parties - net	96,334	76,335
Due from franchisee	78,683	62,683
Debt issue costs	13,023	22,096
Intangible assets - net	6,261	10,978
Other assets	4,800	9,692
Total Other Assets	199,101	181,784

Total Assets	$1,072,827	$1,075,172

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$4,593,259	$4,539,930
Accounts payable and accrued liabilities - related parties	650,498	530,769
Convertible debt - net of discount	2,742,791	2,576,043
Non convertible debt - net of discount	3,498,074	3,533,192
Deferred franchise revenue	118,750	122,750
Derivative liabilities	830,131	180,418
Total Current Liabilities	12,433,503	11,483,102

Equity
Series A convertible Preferred stock, par value $0.001; 2,500,000 shares authorized; 931,360 issued and outstanding	932	932
Common stock, par value $0.001; 75,000,000 shares authorized; 51,057,566 and 47,170,509 issued and outstanding	51,058	47,171
Additional paid in capital	12,273,959	12,114,969
Accumulated deficit	(23,004,407)	(21,881,988)
Total stockholders' deficit	(10,678,458)	(9,718,916)
Noncontrolling interest in subsidiary	(682,218)	(689,014)
Total equity	(11,360,676)	(10,407,930)

Total Liabilities and Stockholders' Deficit	$1,072,827	$1,075,172

Soupman, Inc. and Subsidiaries

 Consolidated Statements of Operations

(Unaudited)

	Three Months Ended November 30,
	2014	2013

Revenue
Soup sales - net	$600,234	$1,072,216
Franchise royalties	41,250	29,432
Total revenue	641,484	1,101,648

Cost of sales	573,797	967,027

Gross profit	67,687	134,621

Operating expenses:
General and administrative	508,811	939,742
Royalty	18,067	56,250
Total operating expenses	526,878	995,992

Loss from operations	(459,191)	(861,371)

Other income (expense)
Interest income	-	1,866
Interest expense	(306,719)	(382,060)
Forbearance agreement	-	(165,000)
Prepayment of debt penalty	-	(56,700)
Change in fair value of derivative liabilities	(349,713)	960,181
Total other income (expense) - net	(656,432)	358,287

Net loss including noncontrolling interest	(1,115,623)	(503,084)
Income (loss) attributable to noncontrolling interest	6,796	(5,677)

Net loss attributable to Soupman	$(1,122,419)	$(497,407)

Basic and diluted loss per common share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	48,071,202	37,226,004

Soupman, Inc. and Subsidiaries

Consolidated Statement of Stockholders 'Deficit

Three Months Ended November 30, 2014

 (Unaudited)

	Preferred Stock $0.001 Par Value		Common Stock $0.001 Par Value		Additional Paid-in	Accumulated	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, August 31, 2014	931,360	$932	47,170,509	$47,171	$12,114,969	$(21,881,988)	$(689,014)	$(10,407,930)

Stock based compensation	-	-	-	-	45,304	-	-	45,304

Issuance of common stock for services rendered ($0.03 - $0.19/share)	-	-	1,030,000	1,030	32,570	-	-	33,600

Issuance of common stock for debt and accrued interest ($0.02 - $0.10/share)	-	-	2,857,057	2,857	81,116	-	-	83,973

Net loss	-	-	-	-	-	(1,122,419)	6,796	(1,115,623)

Balance, November 30, 2014	931,360	$932	51,057,566	$51,058	$12,273,959	$(23,004,407)	$(682,218)	$(11,360,676)

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended November 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(1,115,623)	$(503,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,261	2,245
Amortization of intangibles	4,717	4,718
Amortization of debt discount	183,482	225,029
Amortization of debt issue cost	9,073	6,130
Stock issued for compensation	45,304	127,382
Stock issued for services	33,600	122,000
Stock issued for forbearance agreement	-	165,000
Change in fair market value of derivative liabilities	349,713	(960,181)
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	(57,645)	(46,625)
Accounts receivable - related party	(19,999)	27,889
Inventory	70,000	(35,842)
Other assets	4,892	-
Prepaid expenses	22,617	5,913
Increase (Decrease) in:
Accounts payable and accrued liabilities	53,329	678,137
Accounts payable and accrued liabilities - related parties	119,729	1,680
Deferred franchise revenue	(4,000)	-
Net Cash Used in Operating Activities	(299,550)	(179,609)

Cash Flows From Investing Activities:
Due from franchisee	-	(7,730)
Due from franchisee - related party	(16,000)	(16,311)
Purchase of property and equipment	-	(7,090)
Net Cash Used in Investing Activities	(16,000)	(31,131)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	383,500	270,000
Repayment of debt	(51,379)	(382,683)
Cash paid for direct offering costs of convertible notes payable and issuance of common stock	-	(3,000)
Proceeds from issuance of common stock	-	316,000
Net Cash Provided by Financing Activities	332,121	200,317

Net increase (decrease) in cash	16,571	(10,423)

Cash at beginning of period	14,179	114,894

Cash at end of period	$30,750	$104,471

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,000	$80,231
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discount recorded on derivatives	$300,000	$-
Stock issued for debt	$83,973	$-

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

November 30, 2014

(Unaudited)

Note 1 - Significant Accounting Policies and Basis of Presentation

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2014, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2014. The interim results for the period ended November 30, 2014 are not necessarily indicative of results for the full fiscal year.

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of at November 30, 2014 and August 31, 2014, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Nov. 30, 2014	Aug. 30, 2014
Derivative Liabilities (Level 3)	$830,131	$180,418

The Level 3 valuation relates to derivative liabilities measured using management's estimates of fair value as well as other significant inputs, such as volatility and risk free interest rate, which may be unobservable. See Note 5.

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values at November 30, 2014 and August 31, 2014, respectively, due to the short-term nature of these instruments.

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

November 30, 2014

(Unaudited)

Note 2 - Accounts Receivable / Accounts Receivable - Related Parties

Accounts receivable consisted of the following at November 30, 2014 and August 31, 2014.

	Nov. 30, 2014	August 31, 2014
Accounts receivable	$649,037	$590,199
Allowance for doubtful accounts	(233,096)	(231,903)
Accounts receivable – net	$415,941	$358,296

Related-parties accounts receivable including amounts due from franchisees consisted of the following at November 30, 2014 and August 31, 2014.

	Nov. 30, 2014	August 31, 2014
Accounts receivable, related parties	$96,334	$76,335
Due from franchisee		62,683
Accounts receivable, related parties – net	$96,334	$139,018

Note 3 – Accounts Payable and Accrued Liabilities – Related Parties

Accounts payable and accrued liabilities – related parties consist of the following at November 30, 2014 and August 31, 2014:

	Nov. 30, 2014	August 31, 2014
Accrued payroll	$565,698	$452,569
Accrued expenses (auto allowances)	84,800	78,200
Total	$650,498	$530,769

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

November 30, 2014

(Unaudited)

Note 4 – Debt

Debt consists of the following at November 30, 2014 and August 31, 2014:

Description	Nov. 30, 2014	Aug. 31, 2014
A. Unsecured convertible debt – Derivative Liabilities - net	$1,759,920	$1,533,154

B. Convertible debt – Unsecured	1,434,707	1,378,207
Less : debt discount	(451,836)	(335,318)
Convertible debt – net	982,871	1,042,889

C. Notes – Secured	2,700,000	2,700,000

D. Notes – Unsecured	798,074	833,192

Total debt	$6,240,865	$6,109,235

Debt in default consists of secured and unsecured notes totaling $2,700,000 and $2,477,586 at November 30, 2014, and $2,546,597 and $1,646,768 at August 31, 2014, respectively.

The corresponding debts above are more fully discussed below:

(A)           Unsecured Convertible Debt – Derivative Liabilities

During the three months ended November 30, 2014, the Company issued unsecured convertible debt and warrants that had an embedded conversion feature in the form of an anti-dilution provision (ratchet feature); see Note 5. During the year ended August 31, 2014, the Company converted certain of its convertible debts to derivative debt because of the application of an embedded conversion feature in the form of an anti-dilution provision (ratchet feature); see Note 5.

This debt includes the following terms:

Description	Information	Nov. 30, 2014	Aug. 31, 2014
Interest Rate		12%	N/A
Maturity Date(s)		Oct. 7, 2015	June 24, 2014 to Dec. 9, 2014

Series 5	Converted to a derivative after 180 days; see Note 4(b).	-	73,404
Series 10	Fixed conversion price of $0.04 (no warrants)	283,739	-

During the year ended August 31, 2014, the Company entered into various debts that could have become a derivative if not pad within 180 days (Series 1 debts); the Company entered into no such debt during the three months ended November 30, 2014. During the year ended August 31, 2014, the Company paid $158,400 as a non-payment of debt penalty against these debts; the Company made no such payments during the three months ended November 30, 2014.

Unsecured convertible debt recorded as a derivative liability consists of the following:

Description	Nov. 30, 2014	Aug. 31, 2014
Carry forward balance	$1,533,154	$1,732,250
Borrowings	300,000	-
Repayment of convertible debt	(16,261)	(118,500)
Reclassification of convertible non-derivative debt to derivative debt	-	347,160
Conversion of convertible non-derivative debt to stock	(56,973)	(427,756)
Ending balance	$1,759,920	$1,533,154

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

November 30, 2014

(Unaudited)

(B)           Convertible Debt – Unsecured

During the three months ended November 30, 2014, and the year ended August 31, 2014, the Company issued unsecured convertible debt (that was not recorded as a derivative liability.) This debt includes the following terms:

	Information	Nov. 30, 2014	Aug. 31, 2014
Interest rate		8%	12%
Default interest rate		22%	N/A
Term		9 months	1 year
Maturity		Jun. 9, 2015	Aug. 3, 2014 to Aug. 20, 2014
Series 5 debt	Zero percent (0%) interest if repaid within 3 months; Convertible at the lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the loan date	-	1,380,526
Series 7 debt	1-year, 12% interest, fixed conversion at $0.60	83,500	280,000
Series 8 debt	24 month, 8% interest, fixed conversion at $0.40	$-	$100,000
Series 9 debt	9 months, 8% interest, fixed conversion at $0.02	83,500	-

In connection with Series 5 debt and for the year ended August 31, 2014, the Company incurred $25,000 in debt issue costs.

Holders of Series 5 debt are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above.

In connection with its series 7 debt, and for the years ended August 31, 2014 the Company issued 900,000 shares of its common stock with a fair value of $270,000; there were no shares issued during the three months ended November 30, 2014.

Convertible debt consists of the following activity and terms:

	Nov. 30, 2014	Aug. 31, 2014
Carry forward balance	$1,378,207	$479,097
Borrowings	83,500	1,246,270
Repayment of convertible debt	-	-
Conversion of convertible debt to stock	(27,000)	-
Reclassification of convertible debt to derivative debt	-	(347,160)
Ending balance	$1,434,707	$1,378,207

(C)           Notes - Secured

Secured notes consist of the following activity and terms:

	Information	Nov. 30, 2014	Aug. 31, 2014
Interest Rate		7% - 12.75%	7% - 12.75%
Maturity		Sep. 1, 2014- Aug. 28, 2014	Sep. 1, 2014- Aug. 28, 2014
SKI debts	Secured by all the assets of OSM	2,700,000	2,700,000

The total amounts owed to both secured debt holders represent amounts originally owed by SKI which were guaranteed by the Company.

	Nov. 30, 2014	Aug. 31, 2014
Carry forward balance	$2,700,000	$3,246,902
Repayment of debt	-	(50,000)
Conversion of debt to common stock	-	(206,000)
Removal of secured debt associated with deconsolidation of VIE	-	(290,902)
Ending balance	$2,700,000	$2,700,000

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

November 30, 2014

(Unaudited)

(D)           Notes – Unsecured Demand Notes

Unsecured demand notes consist of the following:

Description	Nov. 30, 2014	Aug. 31, 2014
Carry forward balance	$833,192	$1,127,183
Borrowings	-	626,870
Repayments	(35,118)	(708,861)
Conversion of demand debt to stock	-	(212,000)
Ending balance	$798,074	$833,192

Unsecured demand notes at August 31, 2014 and 2013 consist of the following:

Amount	Information	Maturity
$750,574	Represents current convertible demand debt	Nov. 6, 2014 – May 10, 2014
$10,000	Represents an advance from a third party	Due on demand
$37,500	The Company is in litigation regarding this debt; see Note 8.	In litigation

E)           Debt discount

For the three months ended November 30, 2014 and the year ended August 31, 2014, the Company recorded debt discount of $300,000 and $610,064, respectively.

For the three months ended November 30, 2014, debt discount consisted of $300,000 related to its series 10 debt, which contained embedded conversion options that are required to be bifurcated and reported at fair value (see Note 4(A)).

For the year ended August 31, 2014, debt discount consists of $66,843 related to notes that contained embedded conversion options that are required to be bifurcated and reported at fair value (see Note 4(A)) and, $543,221 related to convertible debt that contained a beneficial conversion feature (see Note 4(B)).

Debt – net of discount consist of the following:

	Nov. 30, 2014	Aug. 31, 2014
Total outstanding debt	$6,692,701	$6,444,553
Carry forward debt discount – net	(335,318)	(584,768)
Additional debt discount	(300,000)	(610,064)
Amortization of debt discount	183,482	859,514
Debt – net	$6,240,865	$6,109,235

The Company’s remaining debt discount of $451,837 will be fully amortized during fiscal year 2016.

The Company recorded debt discount relating to its derivative debt to the extent of gross proceeds raised in its debt financing transactions, and immediately expensed the remaining value of the derivative if it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $529,808 and $0 for the three months ended November 30, 2014 and the year ended August 31, 2014, respectively.

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

November 30, 2014

(Unaudited)

Note 5 – Derivative Liabilities

During the three months ended November 30, 2014, the Company identified conversion features embedded within its convertible debt (see Note 4(A)).

The fair value of the Company’s derivative liabilities at November 30, 2014 and August 31, 2014 is as follows:

	Nov. 30, 2014	Aug. 31, 2013
Carry forward balance	$180,418	$1,895,630
Fair value at the commitment date for convertible notes	829,808	241,444
Loss on debt extinguishment	-	147,893
Fair value mark-to-market adjustment	(180,095)	(2,104,549)
Derivative liabilities (balance)	$830,131	$180,418

The Company incurred a derivate expense of $529,808, which is included in the change in fair value in derivative liabilities on both the Company’s statement of operations and cash flow.

The fair values at the commitment and re-measurement dates for convertible debt and warrants that were treated as derivative liabilities are based upon the following estimations/assumptions made by management for the three months ended November 30, 2014:

Three months ended	Commitment Date	Re-measurement Date

Exercise price	$0.04 per share	Lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the date of the loan
Expected dividends	0%	0%
Expected volatility	294%	169% to 316%
Expected term: convertible debt and warrants	1 year	.18 to 1.48 years
Risk free interest rate	0.10%	.02%

Note 6 - Stockholders’ Deficit

During the three months ended November 30, 2014, the Company expensed $45,304 in stock based compensation and offset this amount to APIC. This amount is comprised of compensation expenses relating to certain contractual commitments (See Note 8).

(A)        Series A – Convertible Preferred Stock

Holders of the Company’s Series A preferred shares have no voting rights and receive no dividends, but receive $1.00 per share in the case of liquidation of the Company. This series of shares convert on a 1:1 basis at par value ($0.001) into shares of the Company’s common stock.  In the event that shares are issued, the Company will evaluate for beneficial conversion features.

For the three months ended November 30, 2014, no preferred stock was converted into common stock

(B)        Common Stock

For the three months ended November 30, 2014, the Company issued the following shares of common stock:

Type	Shares	Fair value	Range of value per share

Stock issued for services	1,030,000	$33,600	$0.03 - $0.19

Stock issued for debt	2,857,057	$83,973	$0.02 - $0.10

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

November 30, 2014

(Unaudited)

Fair value for the share issued was based upon the quoted closing trading price on the dates shares were issued and the conversion prices for the stock issued for debt.

(C)       Stock Options

The Company issued no stock options during the three months ended November 30, 2014.

The following is a summary of the Company’s stock option activity for the three months ended November 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2014	1,975,000	$0.53	7.44 years	408,250
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance – November 30, 2014	1,975,000	$0.51	5.76 years	-

Outstanding options held by related parties (November 30, 2014)	1,450,000
Exercisable options held by related parties (November 30, 2014)	1,450,000
Exercisable options held by third parties (November 30, 2014)	425,000

The following is a summary of the Company’s unvested stock options at November 30, 2014:

	Un-vested Stock Options	Weighted Average Grant Date Fair Value
Unvested – August 31, 2014	100,000	$0.75
Granted	-	-
Vested/Exercised	-	-
Forfeited/Cancelled	-	-
Unvested – November 30, 2014	100,000	$-
Weighted average remaining life for vesting	6.19 years

No options vested during the three months ended November 30, 2014; therefore, the Company had no expense related to options that vested.

(D)       Stock Warrants

The following is a summary of the Company’s stock warrant activity for the three months ended November 30, 2014:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2014	5,938,202	$.67
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Balance at November 30, 2014	5,938,202	$.66

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

November 30, 2014

(Unaudited)

		Warrants Outstanding			Warrants Exercisable
Range of exercise price		Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$	0.40 - 1.25	5,938,202	2.52	$.66	5,938,202	$.66	$0

Note 7 - Commitments and Contingencies

Commitments

During the three months ended November 30, 2014, the Company recorded stock-based compensation expense of $45,304 in connection with a June 2012 agreement, (as further described in the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2014.)

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

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

November 30, 2014

(Unaudited)

Note 8 - Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $1.3 million and net cash used in operations of approximately $0.3 million for the three months ended November 30, 2014, and a working capital deficit of approximately $11.1 million and a stockholders’ deficit of approximately $10.9 million at November 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In response to these problems, management has taken the following actions:

●	seeking equity financing of $3.0 million
●	seeking to increase sales and distribution of Tetra Pak products; and
●	seeking to open new franchise locations;
●	allocating sufficient resources to continue advertising and marketing efforts

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

Note 9 - Subsequent Events

The following unregistered securities were issued by the Company between December 1, 2014 and March 6, 2015:

Series B Preferred Stock

The Company issued 4,715,000 shares of Series B Preferred Stock at $0.20 per share, for cash proceeds of $943,000.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the quarter ended November 30, 2014 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2015.

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

Overview

We manufacture and sell soups under the “Original Soupman®” brand.  We sell our soups in the new and innovative Tetra Recart shelf-stable cartons, which allow our soups to be sold next to Campbell’s and Progresso in the canned soup aisle of supermarkets across the country. We believe that side-by-side, many consumers will choose Soupman’s famous soups from Al Yeganeh   over the other typical inferior tasting canned soups and that we will capture the health conscientious consumers who are aware that recent reports have warned consumers that canned products contain BPA, a known cancer causing agent. Tetra Recart packaging is BPA free and recyclable.

We also franchise and license restaurants to sell our soups in specifically designated heavy traffic locations, such as the Mohegan Sun Casino in Connecticut and Resorts Hotel and Casino in Atlantic City, New Jersey.  We recently introduced our cart and food truck concept, the “Soupmobile”, and believe that this business segment has excellent growth potential. We sell the Original Soupman soups in bulk 8 lb. frozen “heat ‘n serve” pouches to our franchised and licensed restaurants. The bulk 8 lb. pouches are also used for the Original Soupman soups and products that we sell to the New York City Public school system.

Results of Operations – Three Months Ended November 30, 2014

The following table summarizes our operating results for the three months ended November 30, 2014 and 2013; all amounts have been rounded to the nearest thousandth.

	2014	2013
Revenue	$641,000	$1,102,000
Cost of Sales	573,000	967,000
Gross Profit	68,000	135,000
Operating Expenses	527,000	996,000
Loss From Operations	(459,000)	(861,000)
Other Income (Expense)	(656,000)	358,000
Net Loss (including non-controlling interest)	$(1,116,000)	$(503,000)

Revenue

Soup sales accounted for approximately 94% and 97% of overall revenue for the three months ended November 30, 2014 and 2013, respectively, while franchise revenues accounted for the remaining 6% and 3%, respectively. Our quarter-over-quarter revenues decreased approximately 42% primarily attributable to an FDA forced recall, due to mislabeling on September 22, 2014 of our number one selling soup. The recall was due solely to a misprint on the ingredients label however, the soup was made to our specifications and still safe to eat. All product had to be removed from the retailer’s shelves as well as all warehouses nationwide. Many retailers across the country did not stock the product or take delivery for the quarter. Returns and refunds for the products greatly impacted our sales for the quarter as they are deducted directly from sales.  As we collect and assess the total impact we will attempt to get reimbursement from our supplier and insurance company.

Our Tetra Recart line of soups accounted for approximately $260,000 (40%) of total revenue, which was reduced by approximately $180,000 as a result of the recall, while sales to the New York City school system accounted for approximately another $157,000 (24%) of total revenue.  The balance of soup sales of approximately $183, 000 (36%) of total revenue were sold to our franchisees. Our quarter-over-quarter soup sales decreased 44%, due to the reasons explained above.

Reported revenues are net of slotting fees (a fee charged by supermarkets in order to have the product placed on their shelves) promotions (such as buy one get one free), sales discounts (early payment discounts) and the credit for the recall of the above product mentioned.  Slotting fees, product recall and promotions for three months ended November 30, 2014 and 2013 were approximately $208,000 and $114,000, respectively, while sales discounts for the same periods were approximately $12,000 and $20,000 respectively. The product recall accounted for approximately $180,000.

Cost of Sales

Costs of sales, for the three months ended November 30, 2014 and 2013, included freight of approximately $38,000 and $49,000 respectively.  Cost of sales represents costs associated with soup sales only; the Company had no cost of sales associated with its franchise activities.

Cost of Sales for the three months ended November 30, 2014 and 2013 increased approximately 1% (from 88% to 89%)  due primarily to the increase in slotting fees and promotion  and the credit issued for the recall mentioned above.  This percentage is negatively impacted by slotting fees and promotions, sales discounts and the credit for the recall, which lowers the reportable revenue and therefore increase our cost of sales percentage.

Cost of goods sold for our tetra soups (specifically cost of ingredients and packaging) decreased 9% quarter-over-quarter (from 69% to 60%),  primarily attributable to our transitioning the manufacturing of our Tetra Recart production from Canada to the United States in early 2014. All tetra pack soups sold during the three months ended November 30, 2014 were manufactured in the United States.

Operating  Expenses

Operating expenses for the three months ended November 30, 2014 and 2013 were approximately $527, 000 and $996, 000, respectively, or 82% and 90% of revenue, respectively.  Major components of our operating expenses for the three months ended November 30, 2014 primarily consisted of approximately $196,000 for payroll and payroll related expenses, approximately $111,000 in professional fees, approximately $57,000 of insurance expense, $45,000 for stock issued for services, approximately $38,000 for business travel and trade shows and $18,000 in royalty fees.

Other Income/Expenses

Other expense for the three months ended November 30, 2014 was approximately 656, 000 compared to other income of approximately $358, 000 for the three months ended November 30, 2013. Our quarter-over-quarter increase in other expense of approximately  $1,014,000 was primarily associated with an approximately $1,310,000 change in fair value of derivative liabilities, offset by an decrease in interest expense of $75,000 and a decrease of $165,000 for a forbearance agreement and $58, 000 in debt penalty payments.

Net Loss

Our net loss for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013 increased approximately $625,000 primarily due to the product recall, derivative expense and other factors discussed above under Revenue, Cost of Sales, Operating Expenses and Other Expenses.

Other than the product recall in the period there were no other unusual or infrequent events or transactions, or significant economic changes that materially affected the amount of reported income or expenses from operations and nor is the Company aware of any known uncertainties that it reasonably expects will have a material impact income or expenses from operations, other than in the normal course of business such as seasonality.

Liquidity and Capital

The following table summarizes our working capital as of November 30, 2014 and August 31, 2013; all amounts have been rounded to the nearest thousandth.

	As of November 30, 2014	As of August 31, 2014
Current assets	$862,000	$880,000
Current liabilities	$12,434,000	$11,483,000
Working capital (deficit)	$(11,572,000)	$(10,603,000)

At November 30, 2014, we had cash and cash equivalents of approximately $31,000 as compared to approximately $14,000 at August 31, 2014.  Since November 30, 2014, we have additional committed capital of $943,000 through the issuance of preferred stock.  Our working capital deficit increased approximately $969,000 primarily due to an increase in derivative liabilities of approximately $650,000 and an increase in accounts payable of approximately of $173,000 and an increase in debt of approximately $132,000.

For the three months ended November 30, 2014, net cash used in operating activities was approximately $300,000 as compared to approximately $180,000 for the three months ended November 30, 2013.  Our primary uses of net cash from operating activities for the three months ended November 30, 2014 were losses from operations of approximately $1,116,000 offset by a change in fair market value of derivative liabilities.

Net cash used in investing activities for the three months ended November 30, 2014 was approximately $16,000 due to an increase in due from franchisees compared to approximately $31,000 for the three months ended November 30, 2013.

Net cash provided by financing activities for the three months ended November 30, 2014 was approximately $332,000 which included approximately $384,000 from the issuance of convertible notes offset by repayment of debt of approximately $51,000.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of approximately $10,678,000 through November 30, 2014 and have incurred a net loss of approximately $1,122,000 for the three months ended November 30, 2014. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At November 30, 2014, we had short term debt of approximately $6,241, 000 and a working capital deficit of approximately $11,572,000. These factors raise substantial doubt about our ability to continue as a going concern. During the three months ended November 30, 2014, we raised approximately $384,000 from the issuance of notes and since then we have additional committed capital of additional $943,000 from the issuance of preferred stock. Our debt of approximately $6,241, 000 includes a guarantee of debt of $2,700,000. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including the promotion of our new shelf stable Tetra Pak, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise. We believe it is important to restructure our debt with current holders, which we are negotiating at this time, in order to attract new capital to fund our growth.

We are currently seeking additional funding from investors. While we believe we will require approximately $4, 000,000 to implement our full business strategy, we believe that if we are able to raise no less than $1,500,000, it will be sufficient to support our operations for the next 12 months. If we are unable to raise the entire $4, 000,000, we will be forced to reduce our marketing and promotion efforts and potentially the size of our operations as well, unless current sales increase enough to support implementing our full business plan. We believe that at $4, 000,000 in sales, our operations would be self-sustaining and cash flow positive. Due to the fact that we use co-packers to manufacture our products, have no bricks and mortar, rent very modest space and only have 4 full time employees, many of our fixed costs are minimal and will remain unchanged regardless of how much money we are able to raise. If we are forced to reduce our marketing and promotion efforts and/or size of our operations because we are unable to raise the entire $4, 000,000 and current sales do not increase enough to support implementing our full business plan, our revenues will likely be less than had we been able to implement our full program, and as a direct result our income may suffer, and may not be sufficient to cover our negative cash flow, negatively affecting our liquidity

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.      Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

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

Soupman, Inc. is a defendant in a lawsuit filed by Mark Hellner and four other plaintiffs in New York State Supreme Court (Case Index No. 6083/2014). The plaintiffs are holders of a series of notes issued by the Company and are seeking repayment of the notes with interest. The plaintiffs have prevailed in the action and on December 23, 2014 submitted a proposed judgment in the amount of $263,941.  The Court received the proposed judgment and did not immediately enter the judgment.  Instead, in early January 2015 the court requested that counsel attempt to agree on the prejudgment interest calculations due and then present a stipulated judgment. To date, no such agreement has been reached. No assurance can be given as to when the judgment in this case will be entered. In addition, the entry of this judgment could have a material adverse effect on the Company and its business operations.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended November 30, 2014, we issued 1,030,000 shares of common stock for services rendered, having an aggregate fair market value of $33,600 based upon the quoted closing trading prices on the issue dates. We also issued 2,857,057 of common stock on the conversion of notes payable having a fair market value of $83,973 based upon the conversion prices in the notes ($0.02 - $0.10). These securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock. We did not engage in any general solicitation or advertising.

During the three months ended November 30, 2014, we issued 12% convertible notes in the principal amount of $300, 000.  These securities were issued pursuant to Section 4(a)(2) of the Securities Act and are convertible under certain circumstances into the next equity round of financing effected by the Company at the price offered in that round. The notes were issued with the appropriate restrictive legend affixed to the notes. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

Subsequent to November 30, 2014, we issued 4,715,000 shares of Series B preferred stock for committed capital for cash to accredited investors, having an aggregate fair market value of $943,000 based on a price of $0.20 per share. These securities were issued pursuant to Section 4(a)(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. The stock certificates were issued with the appropriate restrictive legend affixed to the restricted stock. These funds were used to pay off convertible notes that had favorable conversion prices, the forced conversion of which throughout most of 2014 had negatively impacted and substantially depressed our stock price.

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

SOUPMAN, INC.

Date: March 19, 2015	By:	/s/ Robert N. Bertrand
Robert N. Bertrand
Acting CEO (Principal Executive Officer)

SOUPMAN, INC.

Date: March 19, 2015	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO
(Principal Financial Officer)

