Form 10-Q
period 2015-02-28
SOUPMAN, INC.
filed 2015-04-15
CIK 1475273

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Number of shares of common stock outstanding as of April 15, 2015 was 67,597,069

Soupman, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 28, 2015	August 31, 2014
	(Unaudited)

Assets

Current Assets
Cash	$37,617	$14,179
Accounts receivable - net	422,379	358,296
Inventory	345,598	467,658
Prepaid expenses	11,570	39,769
Total Current Assets	817,164	879,902

Property and equipment - net	10,977	13,486

Other Assets
Accounts receivable - related parties - net	116,115	76,335
Due from franchisees	78,683	62,683
Debt issue costs - net	-	22,096
Intangible assets - net	4,340	10,978
Other	10,384	9,692
Total Other Assets	209,522	181,784

Total Assets	$1,037,663	$1,075,172

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$4,199,280	$4,539,930
Accounts payable and accrued liabilities - related parties	302,583	530,769
Convertible debt - net of discount	2,896,538	2,576,043
Non convertible debt - net of discount	2,872,968	3,533,192
Deferred franchise revenue	118,750	122,750
Derivative liabilities	269,147	180,418
Total Current Liabilities	10,659,266	11,483,102

Stockholders' Deficit
Series A convertible preferred stock, par value $0.001; 2,500,000 shares authorized, 931,360 issued and outstanding	932	932
Series B convertible preferred stock, par value $0.001; 20,000,000 shares authorized, 4,715,000 and 0 issued and outstanding	4,715	-
Common stock, par value $0.001; 75,000,000 shares authorized, 67,597,069 and 47,170,509 issued and outstanding	67,598	47,171
Additional paid in capital	13,766,495	12,114,969
Accumulated deficit	(22,781,438)	(21,881,988)
Total Stockholders' Deficit	(8,941,698)	(9,718,916)
Noncontrolling interest	(679,905)	(689,014)
Total Deficit	(9,621,603)	(10,407,930)

Total Liabilities and Stockholders' Deficit	$1,037,663	$1,075,172

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014

Revenue
Soup sales - net	$548,030	$736,433	$1,148,264	$1,808,649
Franchise royalties	43,437	35,264	84,687	64,696
Total revenue	591,467	771,697	1,232,951	1,873,345

Cost of sales	529,142	654,694	1,102,939	1,621,721

Gross profit	62,325	117,003	130,012	251,624

Operating expenses:
General and administrative	385,495	1,063,621	894,306	2,003,363
Royalty	17,888	56,250	35,955	112,500
Total operating expenses	403,383	1,119,871	930,261	2,115,863

Loss from operations	(341,058)	(1,002,868)	(800,249)	(1,864,239)

Other income (expense)
Interest income	-	-	-	1,866
Interest expense	(121,429)	(410,543)	(428,148)	(792,603)
Prepayment of debt penalty	-	(27,475)	-	(84,175)
Loss on debt extinguishment	-	(147,893)	-	(147,893)
Forbearance agreement	-	-	-	(165,000)
Change in fair value of derivative liabilities	660,978	319,168	311,265	1,279,349
OID expense	-	(22,660)	-	(22,660)
Gain of forgiveness of debt	26,791	-	26,791	-
Derecognition of debt	-	290,902	-	290,902
Total other income (expense)	566,340	1,499	(90,092)	359,786

Net income (loss) including non controlling interest	225,282	(1,001,369)	(890,341)	(1,504,453)
Less: net income (loss) attributable to noncontrolling interest	2,313	(8,534)	9,109	(14,211)
Net income (loss) attributable to Soupman	$222,969	$(992,835)	$(899,450)	$(1,490,242)

Basic and diluted loss per share:	$0.00	$(0.03)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding
during the period - basic and diluted	61,737,801	38,168,105	54,866,749	37,610,074

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Deficit

Six Months Ended February 28, 2014

(Unaudited)

	Preferred Series A		Preferred Series B		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, August 31, 2014	931,360	$932			47,170,509	$47,171	$12,114,969	$(21,881,988)	$(689,014)	$(10,407,930)

Stock based compensation	-	-	-	-	-	-	45,304	-	-	$45,304

Issuance of common stock for services rendered ($0.03 - $0.19/share)	-	-	-	-	17,019,503	17,020	655,961	-	-	$672,981

Issuance of common stock for debt and accrued interest ($0.02 - $0.10)	-	-	-	-	3,407,057	3,407	102,565	-	-	$105,972

Issuance of preferred stock for cash ($0.20)			4,715,000	4,715	-	-	938,285	-	-	$943,000

Conversion of preferred stock to common stock	-	-	-	-	-	-	(90,589)	-	-	$(90,589)

Net loss	-	-	-	-	-	-	-	(899,450)	9,109	$(890,341)

Balance, February 28, 2014	931,360	$932	4,715,000	$4,715	67,597,069	$67,598	$13,766,495	$(22,781,438)	$(679,905)	$(9,621,603)

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended February 28,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(890,341)	$(1,504,453)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	45,304	246,506
Stock issued for services	268,116	404,430
Stock issue for forbearance	-	165,000
Gain on forgiveness of debt	(26,791)	-
Derecognition of debt	-	(290,902)
Change in fair market value of derivative liabilities	(311,265)	(1,279,349)
Loss on debt extinguishment	-	147,893
Amortization of intangibles	6,638	9,383
Amortization of debt discount	453,674	476,419
Amortization of debt issue cost	22,096	4,174
Original issue discount	-	(21,610)
Depreciation	2,509	1,859
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(64,083)	(87,906)
Accounts receivable - related party	(39,780)	19,190
Inventory	122,060	(30,598)
Prepaid expenses	28,199	13,233
Other assets	(692)	-
Deferred franchising revenue	(4,000)	-
Accounts payable and accrued liabilities	64,215	1,230,022
Accounts payable and accrued liabilities - related parties	(228,186)	68,063
Net Cash Used in Operating Activities	(552,327)	(428,646)

Cash Flows From Investing Activities:
Due from franchisee	(16,000)	(44,406)
Net Cash Used in Investing Activities	(16,000)	(44,406)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	383,500	520,160
Proceeds from issuance of common stock for cash	-	366,000
Proceeds from issuance of preferred stock for cash	943,000	-
Repayment of debt	(734,735)	(473,683)
Net Cash Provided by Financing Activities	591,765	412,477

Net increase (decrease) in cash	23,438	(60,575)

Cash at beginning of year	14,179	114,894

Cash at end of period	$37,617	$54,319

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,000	$111,940
Cash paid for taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Stock issued for prior year employee payroll and expenses	$404,866	$-
Debt discount recorded on derivatives	$309,404	$127,346
Reclassification of derivative from equity to liability	$90,589	$-
Stock issued for debt	$83,972	$130,910
Conversion of preferred stock to common stock	$-	$234

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

February 28, 2015

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2014, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2014. The interim results for the period ended February 28, 2015 are not necessarily indicative of results for the full fiscal year.

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

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1 - Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.

●

Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 - Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following are the major categories of liabilities measured at fair value on a recurring basis as of at February 28, 2015 and August 31, 2014, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	February 28, 2015	Aug. 30, 2014
Derivative Liabilities (Level 3)	$269,147	$180,418

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values at February 28, 2015 and August 31, 2014, respectively, due to the short-term nature of these instruments.

Note 2 - Accounts Receivable

Accounts receivable consisted of the following at February 28, 2015 and August 31, 2014.

	February 28, 2015	August 31, 2014
Accounts receivable	$655,475	$590,199
Allowance for doubtful accounts	(233,096)	(231,903)
Accounts receivable – net	$422,379	$358,296

Note 3 - Accounts Payable and Accrued Liabilities - Related Parties

Accounts payable and accrued liabilities - related parties consist of the following at February 28, 2015 and August 31, 2014:

	February 28, 2015	August 31, 2014
Accrued payroll	$286,783	$452,569
Accrued expenses (auto allowances)	15,800	78,200
Total	$302,583	$530,769

Note 4 - Debt

Debt consists of the following at February 28, 2015 and August 31, 2014:

Description	February 28, 2015	Aug. 31, 2014
A. Unsecured convertible debt - Derivative Liabilities – net	$3,087,586	$1,533,154
Less : debt discount	(191,048)	-
Derivative debt – net	2,896,538	1,533,154

B. Convertible debt – Unsecured	-	1,378,207
Less : debt discount	-	(335,318)
Convertible debt – net	-	1,042,889

C. Notes – Secured	2,700,000	2,700,000

D. Notes – Unsecured	172,968	833,192

Total debt	$5,769,506	$6,109,235

Debt in default consists of secured and unsecured notes totaling $2,700,000 and $2,413,847, at February 28, 2015, respectively, and $2,546,597 and $1,646,768 at August 31, 2014, respectively.

During the six months ended February 28, 2015, the Company determined that certain of its instruments were tainted. See Note 5.

The corresponding debts above are more fully discussed below:

(A)           Unsecured Convertible Debt - Derivative Liabilities

During the six months ended February 28, 2015, the Company issued an unsecured convertible debt with warrants that had an embedded conversion feature in the form of an anti-dilution provision (ratchet feature); see Note 5.

During the year ended August 31, 2014, the Company converted certain of its convertible debts to derivative debt because of the application of an embedded conversion feature in the form of an anti-dilution provision (ratchet feature); see Note 5.

This debt includes the following terms:

Description	Information	February 28, 2015	Aug. 31, 2014
Interest Rate		12%	N/A
Maturity Date(s)		Oct. 7, 2015	June 24, 2014 to Dec. 9, 2014

Series 5	Converted to a derivative after 180 days; see Note 4(b).	-	73,404
Series 10	Fixed conversion price of $0.04 (no warrants)	283,739	-

During the year ended August 31, 2014, the Company entered into various debts that could have become a derivative if not paid within 180 days (Series 1 debts); the Company entered into no such debt during the six months ended February 28, 2015. During the year ended August 31, 2014, the Company paid $158,400 as a non-payment of debt penalty against these debts; the Company made no such payments during the six months ended February 28, 2015.

Unsecured convertible debt recorded as a derivative liability consists of the following:

Description	February 28, 2015	Aug. 31, 2014
Carry forward balance	$1,533,154	$1,732,250
Borrowings	300,000	-
Repayment of convertible debt	(32,692)	(118,500)
Reclassification of convertible non-derivative debt to derivative debt	-	347,160
Conversion of convertible non-derivative debt to stock	(56,973)	(427,756)
Conversion of preferred shares, notes and warrants to derivative due to tainting	1,344,097	-
Ending balance	$3,087,586	$1,533,154

(B)           Convertible Debt - Unsecured

During the six months ended February 28, 2015, and the year ended August 31, 2014, the Company issued unsecured convertible debt (that was not recorded as a derivative liability.) However, due to tainting of the shares, all convertible debt was converted to derivatives (see Note 5).

Exclusive of tainting, this debt included the following terms:

	Information	February 28, 2015	Aug. 31, 2014
Interest rate		8%	12%
Default interest rate		22%	N/A
Term		9 months	1 year
Maturity		Jun. 9, 2015	Aug. 3, 2014 to Aug. 20, 2014
Series 5 debt	Zero percent (0%) interest if repaid within 3 months; Convertible at the lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the loan date	-	1,380,526
Series 7 debt	1-year, 12% interest, fixed conversion at $0.60	83,500	280,000
Series 8 debt	24 month, 8% interest, fixed conversion at $0.40	$-	$100,000
Series 9 debt	9 months, 8% interest, fixed conversion at $0.02	83,500	-

In connection with Series 5 debt and for the year ended August 31, 2014, the Company incurred $25,000 in debt issue costs.

Holders of Series 5 debt are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above.

In connection with its series 7 debt, and for the years ended August 31, 2014 the Company issued 900,000 shares of its common stock with a fair value of $270,000; there were no shares issued during the six months ended February 28, 2015.

In connection with the Company’s convertible non-derivative debt, the Company repaid $631,819 in debt and $65,222 in accrued interest for $648,250, and recorded the difference of $48,791 as a gain on debt forgiveness.

Convertible debt consists of the following activity and terms:

	February 28, 2015	Aug. 31, 2014
Carry forward balance	$1,378,207	$479,097
Borrowings	83,500	1,246,270
Repayment of convertible debt	(631,819)	-
Conversion of convertible debt to stock	(27,000)	-
Gain on debt forgiveness (recorded as other income)	(48,791)	(347,160)
Conversion of convertible debt to derivative due to tainting	(754,097)	-
Ending balance	$-	$1,378,207

(C)           Notes - Secured

Secured notes consist of the following activity and terms:

	Information	February 28, 2015	Aug. 31, 2014
Interest Rate		7% - 12.75%	7% - 12.75%
Maturity		Sep. 1, 2014- Aug. 28, 2014	Sep. 1, 2014- Aug. 28, 2014
SKI debts	Secured by all the assets of OSM	2,700,000	2,700,000

The total amounts owed to both secured debt holders represent amounts originally owed by SKI, which were guaranteed by the Company.

	February 28, 2015	Aug. 31, 2014
Carry forward balance	$2,700,000	$3,246,902
Repayment of debt	-	(50,000)
Conversion of debt to common stock	-	(206,000)
Removal of secured debt associated with deconsolidation of VIE	-	(290,902)
Ending balance	$2,700,000	$2,700,000

(D)           Notes - Unsecured Demand Notes

Unsecured demand notes consist of the following:

Description	February 28, 2015	Aug. 31, 2014
Carry forward balance	$833,192	$1,127,183
Borrowings	-	626,870
Repayments	(70,224)	(708,861)
Conversion of demand debt to stock	-	(212,000)
Conversion of demand debt to derivative due to tainting	(590,000)	-
Ending balance	$172,968	$833,192

Unsecured demand notes at February 28, 2015 and August 31, 2014 consist of the following:

Amount	Information	Maturity
$125,468	Represents current convertible demand debt	Nov. 6, 2014 - May 10, 2014
$10,000	Represents an advance from a third party	Due on demand
$37,500	The Company is in litigation regarding this debt; see Note 8.	In litigation

(E)           Debt discount

For the six months ended February 28, 2015 and the year ended August 31, 2014, the Company recorded debt discount of $309,404 and $610,064, respectively.

For the six months ended February 28, 2015, debt discount consisted of $300,000 related to its series 10 debt, which contained embedded conversion options that are required to be bifurcated and reported at fair value (see Note 4(A)) and $9,404 related to conversion of certain debts to derivatives, as a result of tainting.

For the year ended August 31, 2014, debt discount consists of $66,843 related to notes that contained embedded conversion options that are required to be bifurcated and reported at fair value (see Note 4(A)) and, $543,221 related to convertible debt that contained a beneficial conversion feature (see Note 4(B)).

Debt - net of discount consist of the following:

	February 28, 2015	Aug. 31, 2014
Total outstanding debt	$5,960,554	$6,444,553
Carry forward debt discount – net	(335,318)	(584,768)
Additional debt discount	(309,404)	(610,064)
Amortization of debt discount	453,674	859,514
Debt - net	$5,769,506	$6,109,235

The Company’s remaining debt discount of $191,048 will be fully amortized during fiscal year 2016.

The Company recorded debt discount relating to its derivative debt to the extent of gross proceeds raised in its debt financing transactions, and immediately expensed the remaining value of the derivative if it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $529,808 and $0, for the six months ended February 28, 2015 and the year ended August 31, 2014, respectively (see Note 5).

Note 5 - Derivative Liabilities

During the six months ended February 28, 2015, the Company identified conversion features embedded within its convertible debt (see Note 4(A)).

During the six months ended February 28, 2015, the Company determined that it did not have enough authorized shares in the event that all holders of its Series A Preferred Convertible Stock, Convertible Notes and Warrants exercised their options to convert their shares, notes and/or warrants into shares of the Company’s common stock. Therefore, all Series A Preferred Convertible Stock, Convertible Notes and Warrants are considered tainted at February 28, 2015 and in accordance with ASC 815-40-25 have been converted to derivatives; see Note 4(a), 4(b), and 4(d).

The fair value of the Company’s derivative liabilities at February 28, 2015 and August 31, 2014 is as follows:

	February 28, 2015	Aug. 31, 2014
Carry forward balance	$180,418	$1,895,630
Fair value at the commitment date for convertible notes	829,809	241,444
Fair value at the commitment date for tainted notes	99,993	-
Loss on debt extinguishment	-	147,893
Fair value mark-to-market adjustment	(841,073)	(2,104,549)
Derivative liabilities (balance)	$269,147	$180,418

On October 7, 2014 the Company entered into a note in the amount of $300,000, which was classified as a derivative liability, with a grant date fair value of $829,808, of which the excess in fair value over the face amount ($529,808) was recorded as a derivate expense, which is included in the change in fair value in derivative liabilities on both the Company’s statement of operations and cash flow. During the quarter ended February 28, 2014, the Company recorded a mark to market change in fair value of $660,978. The total net change in derivative liabilities was $311,265.

The fair values at the commitment and re-measurement dates for convertible debt and warrants that were treated as derivative liabilities are based upon the following estimations/assumptions made by management for the six months ended February 28, 2015:

Six months ended	Commitment Date	Re-measurement Date

Exercise price	$0.04 per share	Lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the date of the loan
Expected dividends	0%	0%
Expected volatility	226% - 294%	147% to 184%
Expected term: convertible debt and warrants	1 - 5 years	.18 to 1.48 years
Risk free interest rate	0.02% - 0.22%	.02%

Note 6 - Stockholders’ Deficit

During the six months ended February 28, 2015, the Company expensed $45,304 in stock based compensation and offset this amount to APIC. This amount is comprised of compensation expenses relating to certain contractual commitments (See Note 8).

(A)        Series A - Convertible Preferred Stock

Holders of the Company’s Series A preferred shares have no voting rights and receive no dividends, but receive $1.00 per share in the case of liquidation of the Company. This series of shares convert on a 1:1 basis at par value ($0.001) into shares of the Company’s common stock.  In the event that shares are issued, the Company will evaluate for beneficial conversion features.

For the six months ended February 28, 2015, no Series A preferred stock was converted into common stock.

(B)        Series B - Convertible Preferred Stock

Holders of the Company’s Series B preferred shares have voting rights of 10 votes per share and receive no dividends. This series of shares convert on a 10:1 basis at par value ($0.001) into shares of the Company’s common stock.

For the six months ended February 28, 2015, the Company raised $943,000 by issuing 4,715,000 shares of its Series B preferred stock at $0.20 per share.

(C)        Common Stock

For the six months ended February 28, 2015, the Company issued the following shares of common stock:

Type	Shares	Fair value	Range of value per share
Stock based compensation	1,050,000	$34,200	$0.03 - $0.19
Stock issued for services rendered	17,019,503	$672,981	$0.04 - $0.19
Stock issued for debt & accrued interest	3,407,057	$105,972	$0.02 - $0.10

Shares issued for debt and accrued interests of $105,972 include $22,000 for the fair market value of shares given to settle debt, which is included in “Gain on debt settlement” on the Company’s cash flow under cash used in operations, and $83,972 for the conversion of debt to common stock, which is shown as a non-cash transaction.

“Stock issued for services rendered “include $404,866 for employee payroll and expenses from prior years, which is shown on the Company’s cash flow as a non-cash transaction.

Fair value for the shares issued for services and debt were based upon the then quoted closing trading price on the date(s) the shares were issued. Fair value for the shares issued for payroll and related expenses (included in stock issued for services rendered) was determined by the Board of Directors and was greater than the then stock price on the date given.

(D)       Stock Options

The Company issued no stock options during the six months ended February 28, 2015.

The following is a summary of the Company’s stock option activity for the six months ended February 28, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance - August 31, 2014	1,975,000	$0.53	6.44 years	-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance - February 28, 2015	1,975,000	$0.53	5.95 years	-

Outstanding options held by related parties (February 28, 2015)	1,450,000
Exercisable options held by related parties (February 28, 2015)	1,450,000
Exercisable options held by third parties (February 28, 2015)	575,000

The following is a summary of the Company’s unvested stock options at February 28, 2015:

	Un-vested Stock Options	Weighted Average Grant Date Fair Value
Unvested - August 31, 2014	100,000	$0.75
Granted	-	-
Vested/Exercised	100,000	$0.75
Forfeited/Cancelled	-	-
Unvested - February 28, 2015	-	$-

All remaining options vested during the six months ended February 28, 2015; however, the Company had no expense related to options that vested.

(E)       Stock Warrants

The following is a summary of the Company’s stock warrant activity for the six months ended February 28, 2015:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2014	5,938,202	$.67
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(6,250)	1.00
Balance at February 28, 2015	5,931,952	$.66

		Warrants Outstanding			Warrants Exercisable
Range of exercise price		Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$	0.40 - 1.25	5,931,952	2.28	$.66	5,931,952	$.66	$0

Note 7 - Commitments and Contingencies

Commitments

During the six months ended February 28, 2015, the Company recorded stock-based compensation expense of $45,304 in connection with a June 2012 agreement, (as further described in the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2014.)

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

The Original Soupman, Inc. Kiosk Concepts Inc. and International Gourmet Soups Inc. are defendants in a lawsuit filed by Penny Fern Hart in New York State Supreme Court (Case Index No. 653215/ 2014) in which Hart is demanding repayment of a note in the amount of $1,500,000 plus interest for 2014 and collection costs. We believe Hart has tortuously interfered with the Company’s business, business relationships and attempted capital financings and that the interference has had negative impact on the Company's business and enterprise value. The case is in discovery phase and the Company believes it will prove liability on the part of Hart. No assurance can be given as to the ultimate outcome of this action or its effect on the Company.  In the event the Company is not successful in defending this action it would likely have a material adverse effect on the Company and its business operations.

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

Note 8 - Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of approximately $899,000 and net cash used in operations of approximately $552,000 for the six months ended February 28, 2015, and a working capital deficit of approximately $9.8 million and a stockholders’ deficit (exclusive of NCI) of approximately $8.9 million at February 28, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 9 - Subsequent Events

Since March 1, 2015, the Company has issued 2,322,040 shares of Series B Preferred Stock at $0.20 per share, for cash proceeds of $464,408. We also issued 50,000 shares of Common Stock for services having an aggregate fair value of $2,000 based on $0.04 per share.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the six months ended February 28, 2015 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report for the year ended August 31, 2014 on Form 10-K filed with the Securities and Exchange Commission on February 25, 2015.

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

We also franchise and license restaurants in specifically designated heavy traffic locations, such as the Mohegan Sun Casino in Connecticut and Resorts Hotel and Casino in Atlantic City, New Jersey.  We recently introduced our cart and food truck concept, the “Soupmobile”, and believe that this business segment has excellent growth potential. We sell the Original Soupman soups in bulk 8 lb. frozen “heat ‘n serve” pouches to our franchised and licensed restaurants. The bulk 8 lb. pouches are also used for the Original Soupman soups and products that we sell to the New York City Public school system.

Results of Operations – Six Months Ended February 28, 2015

The following table summarizes our operating results for the six months ended February 28, 2015 and 2014; all amounts have been rounded to the nearest thousandth.

	2015	2014
Revenue	$1,233,000	$1,873,000
Cost of Sales	1,103,000	1,621,000
Gross Profit	130,000	252,000
Operating Expenses	930,000	2,116,000
Loss From Operations	(800,000)	(1,864,000)
Other Income/Expense	(90,000)	360,000
Net Loss (including non-controlling interest)	$(890,000)	$(1,504,000)

Revenue

Soup sales accounted for approximately 93% and 97% of overall revenue for the six months ended February 28, 2015 and 2014, respectively, while franchise revenues accounted for the remaining 7% and 3%, respectively. Our 2015 revenues decreased approximately 52% primarily attributable to an FDA forced recall, due to mislabeling on September 22, 2014 of our number one selling tetra pak carton soup, lobster bisque. The recall was due solely to a misprint on the ingredients label. The quality of and safety of the soup was never called into question; it was made to our quality specifications and as always, safe to eat. As per the FDA’s guidelines, all lobster bisque soups were removed from the retailer’s shelves as well as all warehouses nationwide. Returns and refunds for the products greatly impacted our gross sales for the six months ended February 28, 2015, because the returns are deducted directly from sales.  We are attempting to get reimbursement from our supplier and insurance company.

Our Tetra Recart line of soups accounted for approximately $603,000 (53%) of total soup sales, which was reduced by approximately $260,000 as a result of the recall, while sales to the New York City school system accounted for approximately $301,000 (26%) of total soup sales.  The balance of soup sales of approximately $244, 000 (21%) of total soup sales were sold to our franchisees.

Reported soup sales are net of promotions (such as buy 2 for $6.00), slotting fees (a fee charged by supermarkets in order to have the product placed on their shelves), sales discounts (early payment discounts typically 1%/10 day payment terms) and the credit for the recall of the above mentioned product. Promotions, slotting fees and returns from the product recall for six months ended February 28, 2015 and 2014 totaled approximately $330,000 and $212,000, respectively, while early payment discounts for the same periods were approximately $24,000 and $37,000 respectively. Returns from the product recall for six months ended February 28, 2015 and 2014 were approximately $260,000 and $0, respectively. Promotions, and slotting fees were approximately $70,000 and $212,000, respectively for the six months ended February 28, 2015 and 2014, a decrease of 202%.

Cost of Sales

Costs of sales for the six months ended February 28, 2015 and 2014, included freight of approximately $100,000 and $121,000 respectively.  Cost of sales represents costs associated with soup sales only; the Company had no cost of sales associated with its franchise activities.

Cost of Sales as a percentage of soup sales for the six months ended February 28, 2015 when compared to the same period in 2014 increased approximately 6% (from 90% to 96%) due primarily to the FDA product recall mentioned above.  This percentage was negatively impacted by promotions, slotting fees, sales discounts and returns from the FDA product recall, all which reduce reportable revenue; therefore increasing our cost of sales percentage disproportionately to the actual cost.

Cost of goods sold for our tetra soups (specifically cost of ingredients and packaging) decreased 16% year over year (from 72% to 62%), primarily attributable to transitioning the manufacturing of our Tetra Recart soups from Canada to the United States in late Spring 2014. All tetra pack soups sold during the six months ended February 28, 2015 were manufactured in the United States.

Operating Expenses

Operating expenses for the six months ended February 28, 2015 and 2014 were approximately $930,000 and $2,116,000, respectively, or 75% and 113% of revenue, respectively.  Major components of our operating expenses for the six months ended February 28, 2015 primarily consisted of approximately $387,000 in payroll and payroll related expenses, approximately $139,000 in stock based compensation, approximately $107,000 in professional fees, approximately $82,000 in insurance expense, approximately $47,000 in business travel and trade shows and approximately $37,000 in royalty fees.

Other Income/Expense

Other expense for the six months ended February 28, 2015 was approximately $90,000 compared to other income of approximately $360, 000 for the six months ended February 28, 2014. The decrease of approximately $450,000 was primarily associated with an approximately $968,000 change in fair value of derivative liabilities and a onetime gain in 2014 of approximately $291,000 for debt derecognition, offset by an approximate decrease in interest expense of $364,000, and one time charges in 2014 of $165,000 for a forbearance agreement, approximately $148,000 for debt modification (resulting in extinguishment accounting) and approximately $85,000 in debt penalty payments.

Net Loss

Our net loss (including non-controlling interest) for the six months ended February 28, 2015 as compared to the six months ended February 28, 2014 decreased approximately $614,000 primarily due to our decrease in operating expenses offset by lower other income. Our results would have been better had we not had the cost-of and the negative sales impact of the FDA product recall described above.

Other than the FDA product recall effecting our sales for the six months ended February 28, 2015, there were no other unusual or infrequent events or transactions, or significant economic changes that materially affected the amount of reported income or expenses from operations and nor are we aware of any known uncertainties that it reasonably expects will have a material impact income or expenses from operations, other than in the normal course of business such as seasonality.

Results of Operations – Three Months Ended February 28, 2015

The following table summarizes our operating results for the three months ended February 28, 2015 and 2014; all amounts have been rounded to the nearest thousandth.

	2015	2014
Revenue	$591,000	$772,000
Cost of Sales	529,000	655,000
Gross Profit	62,000	117,000
Operating Expenses	403,000	1,120,000
Loss From Operations	(341,000)	(1,003,000)
Other Income	566,000	2,000
Net Profit (Loss) (including non-controlling interest)	$225,000	$(1,001,000)

Revenue

Soup sales accounted for approximately 93% and 95% of overall revenue for the three months ended February 28, 2015 and 2014, respectively, while franchise revenues accounted for the remaining 7% and 5%, respectively. Our 2015 revenues decreased approximately 31% primarily attributable to an FDA forced recall, due to mislabeling of our number one selling tetra pak carton soup, lobster bisque. The recall was due solely to a misprint on the ingredients label. The quality of and safety of the soup was never an issue as it was made to our quality specifications and safe to eat. As per the FDA’s guidelines, all lobster bisque soups were removed from the retailer’s shelves as well as all warehouses nationwide. Returns and refunds for the products greatly impacted our sales for the quarter as they are deducted directly from sales.  We are attempting to get reimbursement from our supplier and insurance company.

Our Tetra Recart line of soups accounted for approximately $334,000 (61%) of total soup sales, which was reduced by approximately $80,000 as a result of the FDA product recall, while sales to the New York City school system accounted for approximately $137,000 (25%) of total soup sales.  The balance of soup sales of approximately $77 000 (14%) of total soup sales were sales to our franchisees.

Reported soup sales are net of promotions (such as buy 2 for $6.00) slotting fees (a fee charged by supermarkets in order to have the product placed on their shelves), sales discounts (early payment discounts typically 1%/10 day payment) and the credit for the recall of the above product mentioned.  Promotions, slotting fees and returns from the product recall for three months ended February 28, 2015 and 2015 were approximately $122,000 and $98,000, respectively, while early payment discounts for the same periods were approximately $12,000 and $17,000 respectively. The product recall accounted for approximately $80,000 and $0. Promotion and slotting fees were approximately $42,000 and $98,000 respectively for the three month period ended February 28, 2015 and 2014, a decrease of 133%.

Cost of Sales

Costs of sales, for the three months ended February 28, 2015 and 2014, included freight of approximately $62,000 and $72,000 respectively a year-over-year decrease of 16%.  Cost of sales represents costs associated with soup sales only; the Company had no cost of sales associated with its franchise activities.

Cost of Sales as a percentage of soup sales for the three months ended February 28, 2015 and 2014 increased approximately 8% (from 89% to 97%) due primarily to the aforementioned FDA product recall.  This percentage is negatively impacted by promotions, slotting fees, sales discounts and the credit for the recall, which lowers the reportable revenue; therefore increasing our cost of sales percentage disproportionately to the actual cost to produce that amount product to supply the volume of sales reported.

Cost of goods sold for our tetra soups (specifically cost of ingredients and packaging) as a percentage of sales for the three months ended February 28, 2015 and 2014, decreased approximately 4% (from 68% to 64%), primarily attributable to transitioning the manufacturing of our Tetra Recart production from Canada to the United States in late Spring 2014. All tetra pack soups sold during the three months ended February 28, 2015 were manufactured in the United States.

Operating Expenses

Operating expenses for the three months ended February 28, 2015 and 2014 were approximately $403,000 and $1,120,000, respectively, or 68% and 145% of revenue, respectively. This represents a year-over-year decrease of 178%, primarily due to a reduction in stock based compensation of approximately $266,000, professional fees of approximately $240,000 promotion of approximately $38,000 and payroll and payroll expenses of approximately $24,000. Major components of our operating expenses for the three months ended February 28, 2015 primarily consisted of approximately $191,000 for payroll and payroll related expenses, approximately $90,000 of stock based compensation, approximately $25,000 of insurance expense, approximately $18,000 for business travel and trade shows, approximately $18,000 in royalty fees and approximately $16,000 in promotion.

Other Income

Other income for the three months ended February 28, 2015 was approximately $566,000 compared to other income of approximately $2,000 for the three months ended February 28, 2014. Our quarter over quarter increase in other income of approximately $564,000 was primarily associated with a decrease in interest expense of approximately $289,000, a change in fair value of derivative liabilities of approximately $342,000, a decrease of approximately $148,000 in loss on debt extinguishment, and approximately $27,000 of a gain on forgiveness of debt, offset by an approximate $291,000 gain on derecognition of debt in 2014.

Net Income/Loss

Our net income for the three months ended February 28, 2015 as compared to the net loss for three months ended February 28, 2014 was primarily due to the factors discussed above under Cost of Sales, Operating Expenses and Other Expenses.

Liquidity and Capital

The following table summarizes our working capital as of February 28, 2015 and August 31, 2013; all amounts have been rounded to the nearest thousandth.

	As of February 28, 2015	As of August 31, 2014
Current assets	$817,000	$880,000
Current liabilities	$10,659,000	$11,483,000
Working capital (deficit)	$(9,842,000)	$(10,603,000)

At February 28, 2015, we had cash and cash equivalents of approximately $38,000 as compared to approximately $14,000 at August 31, 2014.  Since February, 2015, we have additional committed capital of approximately $464,000 through the issuance of our Series B preferred stock.  Our working capital deficit decreased approximately $761,000 primarily due to an increase in accounts receivable of approximately $64,000, a decrease in accounts payable and accrued liabilities of approximately $569,000, a decrease in debt of approximately $340,000 due to repayments offset by a decrease in inventory of approximately $122,000 and an increase in derivative liabilities of approximately $89,000.

For the six months ended February 28, 2015, net cash used in operating activities was approximately $552,000 as compared to approximately $429,000 for the six months ended February 28, 2014.  Our primary uses of net cash from operating activities for the six months ended February 28, 2015 were losses from operations of approximately $890,000, a decrease in change in fair value of derivative liabilities of approximately $311,000, a decrease in accounts payable and accrued liabilities of approximately $164,000 offset by stock issued for services of approximately $268,000 and a decrease in amortization of debt discount of approximately $454,000 and a decrease in inventory of approximately $122,000.

Net cash used in investing activities for the six months ended February 28, 2015 was $16,000 due to advances to franchisees.

Net cash provided by financing activities for the six months ended February 28, 2015 was approximately $592,000, which included approximately $384,000 from the issuance of convertible notes, approximately $943,000 from the issuance of preferred series B stock, offset by the repayment and settlement of debt of approximately $735,000.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of approximately $8.9 million (including NCI) through February 28, 2015 and have incurred a net loss of including NCI of approximately $890,000 for the six months ended February 28, 2015. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At February 28, 2015, we had short-term debt of approximately $5.8 million and a working capital deficit of approximately $9.8 million. These factors raise substantial doubt about our ability to continue as a going concern. During the six months ended February 28, 2015, we raised approximately $384,000 from the issuance of notes and $943,000 from the issuance of Series B preferred stock. Since February 28, 2015 we have raised an additional approximately $464,000 from the sale of preferred series B stock. Our debt of approximately $5.7 million includes a guarantee of debt of $2.7 million. We have spent, and expect to continue to spend investment capital in connection with implementing our business strategy, including the promotion of our new shelf stable Tetra Pak, advertising and marketing campaigns, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise. We believe it is important to restructure our debt with current holders, which we are negotiating at this time, in order to attract new capital to fund our growth.

We are currently seeking additional funding from investors. While we believe we will require approximately $4,000,000 to implement our full business strategy, we believe that if we are able to raise no less than $1,500,000, it will be sufficient to support our operations for the next 12 months. If we are unable to raise the entire $4,000,000, we will be forced to reduce our marketing and promotion efforts and potentially the size of our operations as well, unless current sales increase enough to support implementing our full business plan. We believe that at $4,000,000 in sales, our operations would be self-sustaining and cash flow positive. Due to the fact that we use co-packers to manufacture our products, have no bricks and mortar, rent very modest space and only have 4 full time employees, many of our fixed costs are minimal and will remain unchanged regardless of how much money we are able to raise. If we are forced to reduce our marketing and promotion efforts and/or size of our operations because we are unable to raise the entire $4,000,000 and current sales do not increase enough to support implementing our full business plan, our revenues will likely be less than had we been able to implement our full program, and as a direct result our income may suffer, and may not be sufficient to cover our negative cash flow, negatively affecting our liquidity.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended February 28, 2015, we issued 20,000 shares of common stock for services rendered, having an aggregate fair market value of $580 based upon the quoted closing trading prices on the issue dates. We also issued 15,969,503 shares of common stock for services rendered having a value of $622,811 based on a conversion price of $0.04 per share.

We also issued 4,715,000 shares of Series B Preferred Stock at $0.20 per share for $943,000.

All securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock. We did not engage in any general solicitation or advertising.

Subsequent to February 28, 2015, we issued 2,322,040 shares of Series B Preferred Stock to accredited investors, having an aggregate fair market value of $464,408 based on a share price of $0.20 per share. We also issued 50,000 shares of Common Stock for services having an aggregate fair value of $2,000 based on $0.04 per share. All of these securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock. These funds were used to pay off convertible notes that had favorable conversion prices, the forced conversion of which throughout most of 2014 had negatively impacted and substantially depressed our stock price.

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

SOUPMAN, INC.

Date: April 15, 2015	By:	/s/ Robert N. Bertrand
Robert N. Bertrand
Acting CEO (Principal Executive Officer)

SOUPMAN, INC.

Date: April 15, 2015	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO
(Principal Financial Officer)

