Form 10-Q
period 2015-05-31
SOUPMAN, INC.
filed 2015-07-15
CIK 1475273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

____________________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Number of shares of common stock outstanding as of July 15, 2015 was 69,788,736

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Soupman, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31, 2015	August 31, 2014
	(Unaudited)
Assets

Current Assets
Cash	$5,672	$14,179
Accounts receivable - net	448,423	358,296
Inventory	258,536	467,658
Prepaid expenses	16,241	39,769
Total Current Assets	728,872	879,902

Property and equipment - net	9,078	13,486

Other Assets
Accounts receivable - related parties - net	106,098	76,335
Due from franchisees	78,661	62,683
Debt issue costs - net	—	22,096
Intangible assets - net	2,960	10,978
Other	4,800	9,692
Total Other Assets	192,519	181,784

Total Assets	$930,469	$1,075,172

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$3,817,596	$4,539,930
Accounts payable and accrued liabilities - related parties	351,811	530,769
Convertible debt - net of discount	2,981,559	2,576,043
Non convertible debt - net of discount	2,842,739	3,533,192
Deferred franchise revenue	118,750	122,750
Derivative liabilities - net	143,440	180,418
Total Current Liabilities	10,255,895	11,483,102

Stockholders' Deficit
Series A convertible preferred stock, par value $0.001; 2,500,000 shares authorized, 931,360 issued and outstanding	932	932
Series B convertible preferred stock, par value $0.001; 20,000,000 shares authorized, 7,130,790 and 0 issued and outstanding	7,131	—
Common stock, par value $0.001; 75,000,000 shares authorized 69,122,069 and 47,170,509 issued and outstanding	69,123	47,171
Additional paid in capital	14,315,795	12,114,969
Accumulated deficit	(23,048,923)	(21,881,988)
Total Stockholders' Deficit	(8,655,942)	(9,718,916)
Noncontrolling interest	(669,484)	(689,014)
Total Deficit	(9,325,426)	(10,407,930)

Total Liabilities and Stockholders' Deficit	$930,469	$1,075,172

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

 Consolidated Statements of Operations

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014

Revenue
Soup sales - net	$441,033	$726,576	$1,589,297	$2,535,225
Franchise sales - net	—	(20,000)	—	(20,000)
Franchise royalties	46,139	49,458	130,826	114,154
Total revenue	487,172	756,034	1,720,123	2,629,379

Cost of sales	356,403	556,839	1,459,342	2,178,560

Gross profit	130,769	199,195	260,781	450,819

Operating expenses:
General and administrative	590,133	643,804	1,484,439	2,647,167
Royalty	14,215	56,250	50,170	168,750
Total operating expenses	604,348	700,054	1,534,609	2,815,917

Loss from operations	(473,579)	(500,859)	(1,273,828)	(2,365,098)

Other income (expense)
Interest income	—	—	—	1,866
Interest expense	(113,378)	(364,727)	(541,526)	(1,157,332)
Prepayment of debt penalty	—	(32,750)	—	(116,925)
Loss on debt extinguishment	—	—	—	(147,893)
Forbearance agreement	—	—	—	(165,000)
Change in fair value of derivative liabilities	141,125	563,375	452,389	1,842,726
OID Expense	—	22,600	—	—
Gain of forgiveness of debt	—	—	26,791	—
Gain on forgiveness of accounts payable	188,769	—	188,769	—
Derecognition of debt	—	—	—	290,902
Stock expense related to convertible notes	—	(13,600)	—	(13,600)
Total other income	216,516	174,898	126,423	534,744

Net loss including non-controlling interest	(257,063)	(325,961)	(1,147,405)	(1,830,354)
Less: net loss attributable to non-controlling interest	10,421	(27,360)	19,530	(33,037)
Net loss attributable to Soupman	$(267,484)	$(298,601)	$(1,166,935)	$(1,797,317)

Basic and diluted loss per share:	$(0.00)	$(0.01)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding during the period - basic and diluted	68,686,471	41,784,819	59,523,944	39,081,247

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statement of Stockholders 'Deficit

Nine Months Ended May 31, 2015

(Unaudited)

	Preferred Series A		Preferred Series B		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, August 31, 2014	931,360	$932	—	$—	47,170,509	$47,171	$12,114,969	$(21,881,988)	$(689,014)	$(10,407,930)

Stock based compensation	—	—	—	—	—	—	45,304	—	—	$45,304

Issuance of common stock for services rendered ($0.03 - $0.19/share)	—	—	—	—	18,544,503	18,545	739,936	—	—	$758,481

Issuance of common stock for debt and accrued interest ($0.02 - $0.10)	—	—	—	—	3,407,057	3,407	102,565	—	—	$105,972

Issuance of Series B preferred stock for cash ($0.20)	—	—	7,130,790	7,131	—	—	1,419,028	—	—	$1,426,159

Change in APIC due to tainting	—	—	—	—	—	—	(106,007)	—	—	$(106,007)

Net loss	—	—	—	—	—	—	—	(1,166,935)	19,530	$(1,147,405)

Balance, May 31, 2015	931,360	$932	7,130,790	$7,131	69,122,069	$69,123	$14,315,795	$(23,048,923)	$(669,484)	$(9,325,426)

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended May 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(1,147,405)	$(1,830,354)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	45,304	344,110
Stock issued for services	353,614	583,550
Stock issued for forbearance	—	165,000
Debt issue costs	22,096	(13,000)
Change in fair market value of derivative liabilities	(452,389)	(1,842,726)
Loss on debt extinguishment	—	147,893
Amortization of intangibles	8,018	14,153
Amortization of debt discount	538,695	717,257
Amortization of debt issue cost	—	9,322
Gain on forgiveness of debt	(26,791)	—
Gain on forgiveness of accounts payable	(188,769)	—
Derecognition of debt	—	(290,902)
Original issue discount	—	(64,270)
Depreciation	4,408	3,354
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(90,127)	(82,014)
Accounts receivable - related party	(29,763)	25,373
Inventory	209,122	(140,223)
Prepaid expenses	23,528	13,065
Other assets	4,892	—
Accounts payable and accrued liabilities	(95,086)	1,071,588
Accounts payable and accrued liabilities - related parties	(178,958)	95,185
Deferred franchising revenue	(4,000)	16,000
Net Cash Used in Operating Activities	(1,003,611)	(1,057,639)

Cash Flows From Investing Activities:
Due from franchisee	(15,978)	(48,314)
Net Cash Used in Investing Activities	(15,978)	(48,314)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	383,500	1,022,160
Proceeds from issuance of common stock for cash	—	776,000
Proceeds from issuance of Series B preferred stock for cash	1,426,159	—
Repayment of debt and accrued interest	(798,577)	(638,383)
Net Cash Provided by Financing Activities	1,011,082	1,159,777

Net increase (decrease) in cash	(8,507)	53,824

Cash at beginning of year	14,179	114,894

Cash at end of period	$5,672	$168,718

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Nine Months Ended May 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,000	$111,940
Cash paid for taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of derivative from equity to liability	$106,007	$—
Stock issued for prior year employee payroll and expenses	$404,866	$—
Stock issued for debt and accrued interest	$83,973	$813,729
Debt discount recorded on derivatives	$309,404	$181,924
Common stock issued in connection with debt financing	$—	$13,600
Debt discount recorded on debt modification	$—	$10,750
Conversion of preferred stock to common stock	$—	$234

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

May 31, 2015

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2014, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2014. The interim results for the period ended May 31, 2015 are not necessarily indicative of results for the full fiscal year.

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of at May 31, 2015 and August 31, 2014, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	May 31, 2015	Aug. 30, 2014
Derivative Liabilities (Level 3)	$143,440	$180,418

The Level 3 valuation relates to derivative liabilities measured using management's estimates of fair value as well as other significant inputs, such as volatility and risk free interest rate, which may be unobservable. See Note 5.

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

May 31, 2015

(Unaudited)

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values at May 31, 2015 and August 31, 2014, respectively, due to the short-term nature of these instruments.

Note 2 - Accounts Receivable

Accounts receivable consisted of the following at May 31, 2015 and August 31, 2014.

	May 31, 2015	August 31, 2014
Accounts receivable	$681,519	$590,199
Allowance for doubtful accounts	(233,096)	(231,903)
Accounts receivable – net	$448,423	$358,296

Note 3 - Accounts Payable and Accrued Liabilities - Related Parties

Accounts payable and accrued liabilities - related parties consist of the following at May 31, 2015 and August 31, 2014:

	May 31, 2015	August 31, 2014
Accrued payroll	$336,011	$452,569
Accrued expenses (auto allowances)	15,800	78,200
Total	$351,811	$530,769

Note 4 - Debt

Debt consists of the following at May 31, 2015 and August 31, 2014:

Description	May 31, 2015	Aug. 31, 2014
A. Unsecured convertible debt - Derivative Liabilities – net	$3,087,586	$1,533,154
Less : debt discount	(106,027)	—
Derivative debt – net	2,981,559	1,533,154

B. Convertible debt – Unsecured	—	1,378,207
Less : debt discount	—	(335,318)
Convertible debt – net	—	1,042,889

C. Notes – Secured	2,700,000	2,700,000

D. Notes – Unsecured	142,739	833,192

Total debt	$5,824,298	$6,109,235

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

May 31, 2015

(Unaudited)

Debt in default consists of secured and unsecured notes totaling $2,700,000 and $1,764,097, at May 31, 2015, respectively, and $2,546,597 and $1,646,768 at August 31, 2014, respectively.

During the nine months ended May 31, 2015, the Company determined that certain of its instruments were tainted. See Note 5.

The corresponding debts above are more fully discussed below:

(A)           Unsecured Convertible Debt - Derivative Liabilities

During the nine months ended May 31, 2015, the Company issued an unsecured convertible debt with warrants that had an embedded conversion feature in the form of an anti-dilution provision (ratchet feature); see Note 5.

During the year ended August 31, 2014, the Company reclassified certain of its convertible debts to derivative debt because of the application of an embedded conversion feature in the form of an anti-dilution provision (ratchet feature); see Note 5.

This debt includes the following terms:

Description	Information	May 31, 2015	Aug. 31, 2014
Interest Rate		12%	N/A
Maturity Date(s)		Oct. 7, 2015	June 24, 2014 to Dec. 9, 2014

Series 5	Converted to a derivative after 180 days; see Note 4(b).	—	73,404
Series 10	Fixed conversion price of $0.04 (no warrants)	283,739	—

During the year ended August 31, 2014, the Company entered into various debts that could have become a derivative if not paid within 180 days (Series 1 debts); the Company entered into no such debt during the nine months ended May 31, 2015. During the year ended August 31, 2014, the Company paid $158,400 as a non-payment of debt penalty against these debts; the Company made no such payments during the nine months ended May 31, 2015.

Unsecured convertible debt recorded as a derivative liability consists of the following:

Description	May 31, 2015	Aug. 31, 2014
Carry forward balance	$1,533,154	$1,732,250
Borrowings	300,000	—
Repayment of convertible debt	(32,692)	(118,500)
Reclassification of convertible non-derivative debt to derivative debt	—	347,160
Conversion of convertible non-derivative debt to stock	(56,973)	(427,756)
Reclassification of instruments to derivative due to tainting	1,344,097	—
Ending balance	$3,087,586	$1,533,154

(B)           Convertible Debt - Unsecured

During the nine months ended May 31, 2015, and the year ended August 31, 2014, the Company issued unsecured convertible debt (that was not recorded as a derivative liability.) However, due to tainting of the shares, all convertible debt was converted to derivatives (see Note 5).

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

May 31, 2015

(Unaudited)

Exclusive of tainting, this debt included the following terms:

	Information	May 31, 2015	Aug. 31, 2014
Interest rate		8%	12%
Default interest rate		22%	N/A
Term		9 months	1 year
Maturity		Jun. 9, 2015	Aug. 3, 2014 to Aug. 20, 2014
Series 5 debt	Zero percent (0%) interest if repaid within 3 months; Convertible at the lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the loan date	—	1,380,526
Series 7 debt	1-year, 12% interest, fixed conversion at $0.60	280,000	280,000
Series 8 debt	24 month, 8% interest, fixed conversion at $0.40	$100,000	$100,000
Series 9 debt	9 months, 8% interest, fixed conversion at $0.02	—	—

In connection with Series 5 debt and for the year ended August 31, 2014, the Company incurred $25,000 in debt issue costs.

Holders of Series 5 debt are entitled, at their option, to convert all or part of the principal and accrued interest into shares of the Company’s common stock at the conversion prices and terms discussed above.

In connection with its series 7 debt, and for the years ended August 31, 2014 the Company issued 900,000 shares of its common stock with a fair value of $270,000; there were no shares issued during the nine months ended May 31, 2015.

In connection with the Company’s convertible non-derivative debt, the Company repaid $631,819 in debt and $65,222 in accrued interest for $648,250, and recorded the difference of $48,791 as a gain on debt forgiveness.

Convertible debt consists of the following activity and terms:

	May 31, 2015	Aug. 31, 2014
Carry forward balance	$1,378,207	$479,097
Borrowings	83,500	1,246,270
Repayment of convertible debt	(631,819)	—
Conversion of convertible debt to stock	(27,000)	—
Gain on debt forgiveness (recorded as other income)	(48,791)	(347,160)
Reclassification of convertible debt to derivative due to tainting	(754,097)	—
Ending balance	$—	$1,378,207

(C)           Notes - Secured

Secured notes consist of the following activity and terms:

	Information	May 31, 2015	Aug. 31, 2014
Interest Rate		7% - 12.75%	7% - 12.75%
Maturity		Sep. 1, 2014- Aug. 28, 2014	Sep. 1, 2014- Aug. 28, 2014
SKI debts	Secured by all the assets of OSM	2,700,000	2,700,000

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

May 31, 2015

(Unaudited)

The total amounts owed to both secured debt holders represent amounts originally owed by SKI, which were guaranteed by the Company.

	May 31, 2015	Aug. 31, 2014
Carry forward balance	$2,700,000	$3,246,902
Repayment of debt	—	(50,000)
Conversion of debt to common stock	—	(206,000)
Removal of secured debt associated with deconsolidation of VIE	—	(290,902)
Ending balance	$2,700,000	$2,700,000

(D)           Notes - Unsecured Demand Notes

Unsecured demand notes consist of the following:

Description	May 31, 2015	Aug. 31, 2014
Carry forward balance	$833,192	$1,127,183
Borrowings	—	626,870
Repayments	(100,453)	(708,861)
Conversion of demand debt to stock	—	(212,000)
Conversion of demand debt to derivative due to tainting	(590,000)	—
Ending balance	$142,739	$833,192

Unsecured demand notes at May 31, 2015 and August 31, 2014 consist of the following:

Amount	Information	Maturity
$95,239	Represents current convertible demand debt	Nov. 6, 2014 - May 10, 2014
$10,000	Represents an advance from a third party	Due on demand
$37,500	The Company is in litigation regarding this debt; see Note 8.	In litigation

(E)           Debt discount

For the nine months ended May 31, 2015 and the year ended August 31, 2014, the Company recorded debt discount of $309,404 and $610,064, respectively.

For the nine months ended May 31, 2015, debt discount consisted of $300,000 related to its series 10 debt, which contained embedded conversion options that are required to be bifurcated and reported at fair value (see Note 4(A)) and $9,404 related to reclassification of debt due to tainting.

For the year ended August 31, 2014, debt discount consists of $66,843 related to notes that contained embedded conversion options that are required to be bifurcated and reported at fair value (see Note 4(A)) and, $543,221 related to convertible debt that contained a beneficial conversion feature (see Note 4(B)).

Debt - net of discount consist of the following:

	May 31, 2015	Aug. 31, 2014
Total outstanding debt	$5,930,325	$6,444,553
Carry forward debt discount – net	(335,318)	(584,768)
Additional debt discount	(309,404)	(610,064)
Amortization of debt discount	538,695	859,514
Debt - net	$5,824,298	$6,109,235

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

May 31, 2015

(Unaudited)

The Company’s remaining debt discount of $106,027 will be fully amortized during fiscal year 2016.

The Company recorded debt discount relating to its derivative debt to the extent of gross proceeds raised in its debt financing transactions, and immediately expensed the remaining value of the derivative if it exceeded the gross proceeds of the note.  The Company recorded a derivative expense of $529,808 and $0, for the nine months ended May 31, 2015 and the year ended August 31, 2014, respectively (see Note 5).

Note 5 - Derivative Liabilities

During the nine months ended May 31, 2015, the Company identified conversion features embedded within its convertible debt (see Note 4(A)).

During the nine months ended May 31, 2015, the Company determined that it did not have enough authorized shares in the event that all holders of its Series A Preferred Convertible Stock, Convertible Notes and Warrants exercised their options to convert their shares, notes and/or warrants into shares of the Company’s common stock. Therefore, all Series A Preferred Convertible Stock, Convertible Notes and Warrants are considered tainted at May 31, 2015 and in accordance with ASC 815-40-25 have been converted to derivatives; see Note 4(a), 4(b), and 4(d).

The fair value of the Company’s derivative liabilities at May 31, 2015 and August 31, 2014 is as follows:

	May 31, 2015	Aug. 31, 2014
Carry forward balance	$180,418	$1,895,630
Fair value at the commitment date for convertible notes	829,808	241,444
Fair value at the commitment date for tainted instruments	115,411	—
Loss on debt extinguishment	—	147,893
Fair value mark-to-market adjustment	(982,197)	(2,104,549)
Derivative liabilities (balance)	$143,440	$180,418

On October 7, 2014, the Company entered into a note for $300,000, which was classified as a derivative liability. The grant date fair value of the note was $829,808; therefore, the excess in fair value over the face amount of $529,808 was recorded as a derivate expense, but for presentation purposes, is included in the change in fair value in derivative liabilities on both the Company’s statement of operations and cash flow.

The fair values at the commitment and re-measurement dates for convertible debt and warrants that were treated as derivative liabilities are based upon the following estimations/assumptions made by management for the nine months ended May 31, 2015:

Nine months ended	Commitment Date	Re-measurement Date

Exercise price	$0.04 per share	Lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the date of the loan
Expected dividends	0%	0%
Expected volatility	226% - 294%	194% to 241%
Expected term: convertible debt and warrants	1 - 5 years	.25 to 1.35 years
Risk free interest rate	0.02% - 0.22%	0.01% - 0.26%

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

May 31, 2015

(Unaudited)

Note 6 - Stockholders’ Deficit

During the nine months ended May 31, 2015, the Company expensed $45,304 in stock based compensation and offset this amount to APIC. This amount is comprised of compensation expenses relating to certain contractual commitments (See Note 8).

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

For the nine months ended May 31, 2015, no Series A preferred stock was converted into common stock.

(B)        Series B - Convertible Preferred Stock

Holders of the Company’s Series B preferred shares have voting rights of 10 votes per share and receive no dividends. This series of shares convert on a 10:1 basis at par value ($0.001) into shares of the Company’s common stock.

For the nine months ended May 31, 2015, the Company raised $1,426,159 by issuing 7,130,790 shares of its Series B preferred stock at $0.20 per share.

(C)        Common Stock

For the nine months ended May 31, 2015, the Company issued the following shares of common stock:

Type	Shares	Fair value	Range of value per share
Stock based compensation	1,125,000	$37,200	$0.03 - $0.19
Stock issued for services rendered	17,419,503	$721,281	$0.04 - $0.19
Stock issued for debt & accrued interest	3,407,057	$105,972	$0.02 - $0.10

Shares issued for debt and accrued interests of $105,972 include $22,000 for the fair market value of shares given to settle debt, which is included in “Stock issued for debt” on the Company’s cash flow under cash used in operations, and $83,973 for the conversion of debt to common stock, which is shown as a non-cash transaction.

“Stock issued for services rendered” include $404,866 for employee payroll and expenses from prior years, which is shown on the Company’s cash flow as a non-cash transaction.

Fair value for the shares issued for services and debt were based upon the then quoted closing trading price on the date(s) the shares were issued. Fair value for the shares issued for payroll and related expenses (included in stock issued for services rendered) was determined by the Board of Directors and was greater than the then stock price on the date given.

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

May 31, 2015

(Unaudited)

(D)       Stock Options

The Company issued no stock options during the nine months ended May 31, 2015.

The following is a summary of the Company’s stock option activity for the nine months ended May 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance - August 31, 2014	1,975,000	$0.53	6.44 years	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance – May 31, 2015	1,975,000	$0.53	5.69 years	—

Outstanding options held by related parties (May 31, 2015)	1,450,000
Exercisable options held by related parties (May 31, 2015)	1,450,000
Exercisable options held by third parties (May 31, 2015)	525,000

The following is a summary of the Company’s unvested stock options at May 31, 2015:

	Un-vested Stock Options	Weighted Average Grant Date Fair Value
Unvested - August 31, 2014	100,000	$0.75
Granted	—	—
Vested/Exercised	100,000	$0.75
Forfeited/Cancelled	—	—
Unvested – May 31, 2015	—	$—

All remaining options vested during the nine months ended May 31, 2015; however, the Company had no expense related to options that vested.

(E)       Stock Warrants

The following is a summary of the Company’s stock warrant activity for the nine months ended May 31, 2015:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2014	5,938,202	$.67
Granted	1,975,000	$.03
Exercised	—	—
Forfeited/Cancelled	(341,937)	.78
Balance at May 31, 2015	7,571,265	$.49

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

May 31, 2015

(Unaudited)

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.03 - 1.25	7,571,265	2.31	$.49	7,571,265	$.49	$37,500

Note 7 - Commitments and Contingencies

Commitments

During the nine months ended May 31, 2015, the Company recorded stock-based compensation expense of $45,304 in connection with a June 2012 agreement, (as further described in the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2014.)

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

Soupman, Inc. and Subsidiaries

Notes to Consolidation Financial Statements

May 31, 2015

(Unaudited)

Note 8 - Going Concern

For the nine months ended May 31, 2015, the Company had a net loss of approximately $1.1 million, used approximately $1 million in net cash to fund operations, had a working capital deficit of approximately $9.5 million and, at May 31, 2015, had a stockholders’ deficit (exclusive of non-controlling interest) of approximately $8.7 million. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

In response to these problems, management has taken the following actions:

●	seeking equity financing of $3.0 million
●	seeking to increase sales and distribution of Tetra Pak products;
●	seeking to open new franchise locations; and
●	allocating sufficient resources to continue advertising and marketing efforts.

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

Note 9 - Subsequent Events

Since June 1, 2015, the Company has issued 281,900 shares of its Series B Preferred Stock at $0.20 per share, for cash proceeds of $56,380 and 3,450,000 shares of Series B Preferred Stock to a noteholder for the extension of two notes, which were then in default.

The Company also issued 466,667 shares of Common Stock for services having an aggregate fair value of $18,667 based on $0.04 per share and 200,000 shares of Common Stock for services having an aggregate fair value of $10,000 based on $0.05 per share.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the nine months ended May 31, 2015 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report for the year ended August 31, 2014 on Form 10-K filed with the Securities and Exchange Commission on February 25, 2015.

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

Results of Operations – Nine Months Ended May 31, 2015

The following table summarizes our operating results for the nine months ended May 31, 2015 and 2014; all amounts have been rounded to the nearest thousandth.

	2015	2014
Revenue	$1,720,000	$2,630,000
Cost of Sales	1,459,000	2,179,000
Gross Profit	261,000	451,000
Operating Expenses	1,535,000	2,816,000
Loss From Operations	(1,274,000)	(2,365,000)
Other Income	127,000	535,000
Net Loss (including non-controlling interest)	$(1,147,000)	$(1,830,000)

Revenue

Soup sales accounted for approximately 92% and 96% of overall revenue for the nine months ended May 31, 2015 and 2014, respectively, while franchise revenues accounted for the remaining 8% and 4%, respectively. Our 2015 revenues decreased approximately 35% primarily attributable to an FDA forced recall, due to mislabeling on September 22, 2014 of our number one selling tetra pak carton soup, lobster bisque. The recall was due solely to a misprint on the ingredients label. The quality of and safety of the soup was never called into question; it was made to our quality specifications and as always, safe to eat. As per the FDA’s guidelines, all lobster bisque soups were removed from the retailer’s shelves as well as all warehouses nationwide. Returns and refunds for the products greatly impacted our gross sales for the nine months ended May 31, 2015, because the returns are deducted directly from sales.  We are attempting to get reimbursement from our supplier and their insurance company.

Our Tetra Recart line of soups accounted for approximately $794,000 (50%) of total soup sales, which was reduced by approximately $260,000 as a result of the recall, while sales to the New York City school system accounted for approximately $368,000 (23%) of total soup sales.  The balance of soup sales of approximately $427, 000 (27%) of total soup sales were sold to our franchisees.

Reported soup sales are net of promotions (such as buy 2 for $6.00), slotting fees (a fee charged by supermarkets in order to have the product placed on their shelves), sales discounts (early payment discounts typically 1%/10 day payment terms) and the credit for the recall of the above mentioned product. Promotions, slotting fees and returns from the product recall for nine months ended May 31, 2015 and 2014 totaled approximately $343,000 and $275,000, respectively, while early payment discounts for the same periods were approximately $33,000 and $48,000 respectively. Returns from the product recall for nine months ended May 31, 2015 and 2014 were approximately $260,000 and $0, respectively. Promotions, and slotting fees were approximately $83,000 and $275,000, respectively for the nine months ended May 31, 2015 and 2014, a decrease of 231%.

Cost of Sales

Costs of sales for the nine months ended May 31, 2015 and 2014 included freight of approximately $140,000 and $197,000 respectively.  Cost of sales represents costs associated with soup sales only; the Company had no cost of sales associated with its franchise activities.

Cost of Sales as a percentage of soup sales for the nine months ended May 31, 2015 when compared to the same period in 2014 increased approximately 6% (from 86% to 92%) due primarily to the FDA product recall mentioned above.  This percentage was negatively impacted by promotions, slotting fees, sales discounts and returns from the FDA product recall, all which reduce reportable revenue; therefore increasing our cost of sales percentage disproportionately to the actual cost.

Cost of goods sold for our tetra soups (specifically cost of ingredients and packaging) decreased 6% year over year (from 69% to 63%), primarily attributable to transitioning the manufacturing of our Tetra Recart soups from Canada to the United States in late Spring 2014. All tetra pack soups sold during the nine months ended May 31, 2015 were manufactured in the United States.

Operating Expenses

Operating expenses for the nine months ended May 31, 2015 and 2014 were approximately $1,535,000 and $2,816,000, respectively, or 89% and 111% of revenue, respectively.  Major components of our operating expenses for the nine months ended May 31, 2015 primarily consisted of approximately $561,000 in payroll and payroll related expenses, approximately $225,000 in stock based compensation, approximately $332,000 in professional fees, approximately $95,000 in insurance expense, approximately $84,000 in business travel and trade shows and approximately $50,000 in royalty fees.

Other Income

Other income for the nine months ended May 31, 2015 was approximately $127,000 compared approximately   $535, 000 for the nine months ended May 31, 2014. The difference of approximately $408,000 was primarily associated with an approximately $1,390,000 change in fair value of derivative liabilities and a onetime gain in 2014 of approximately $291,000 for debt derecognition, offset by approximately 238,000 on the forgiveness of debt, by an approximate decrease in interest expense of $616,000, and one time charges in 2014 of $165,000 for a forbearance agreement, approximately $148,000 for debt modification (resulting in extinguishment accounting) and approximately $117,000 in debt penalty payments.

Net Loss

Our net loss (including non-controlling interest) for the nine months ended May 31, 2015 as compared to the nine months ended May 31, 2014 decreased approximately $683,000 primarily due to our decrease in operating expenses offset by lower gross margin dollars on lower sales and by lower other income. Our results would have been better had we not had the cost-of and the negative sales impact of the FDA product recall described above.

Other than the FDA product recall effecting our sales for the nine months ended May 31, 2015, there were no other unusual or infrequent events or transactions, or significant economic changes that materially affected the amount of reported income or expenses from operations and nor are we aware of any known uncertainties that it reasonably expects will have a material impact income or expenses from operations, other than in the normal course of business such as seasonality.

Results of Operations – Three Months Ended May 31, 2015

The following table summarizes our operating results for the three months ended May 31, 2015 and 2014; all amounts have been rounded to the nearest thousandth.

	2015	2014
Revenue	$487,000	$756,000
Cost of Sales	356,000	557,000
Gross Profit	131,000	199,000
Operating Expenses	605,000	700,000
Loss From Operations	(474,000)	(501,000)
Other Income	195,000	175,000
Net Profit (Loss) (including non-controlling interest)	$(279,000)	$(326,000)

Revenue

Soup sales accounted for approximately 91% and 96% of overall revenue for the three months ended May 31, 2015 and 2014, respectively, while franchise revenues accounted for the remaining 9% and 4%, respectively. Our 2015 revenues decreased approximately 36% primarily attributable to an FDA forced recall, due to mislabeling of our number one selling tetra pak carton soup, lobster bisque. The recall was due solely to a misprint on the ingredients label. The quality of and safety of the soup was never an issue as it was made to our quality specifications and safe to eat. As per the FDA’s guidelines, all lobster bisque soups were removed from the retailer’s shelves as well as all warehouses nationwide. Returns and refunds for the products greatly impacted our sales for the quarter as they are deducted directly from sales.  We are attempting to get reimbursement from our supplier and insurance company.

Our Tetra Recart line of soups accounted for approximately $201,000 (46%) of total soup sales while sales to our franchisees accounted for approximately $167,000 (38%) of total soup sales.  The balance of soup sales of approximately $73,000 (16%) of total soup sales were sales to the New York City school system.

Reported soup sales are net of promotions (such as buy 2 for $6.00) slotting fees (a fee charged by supermarkets in order to have the product placed on their shelves), sales discounts (early payment discounts typically 1%/10 day payment) and the credit for the recall of the above product mentioned.  Promotions, slotting fees and returns from the product recall for three months ended May 31, 2015 and 2015 were approximately $13,000 and $63,000, respectively, while early payment discounts for the same periods were approximately $9,000 and $12,000 respectively.

Cost of Sales

Costs of sales, for the three months ended May 31, 2015 and 2014 included freight of approximately $40,000 and $76,000 respectively a year-over-year decrease of 47%.  Cost of sales represents costs associated with soup sales only; the Company had no cost of sales associated with its franchise activities.

Cost of Sales as a percentage of soup sales for the three months ended May 31, 2015 and 2014 increased approximately 4% (from 77% to 81%) due primarily to product sold to franchisees at higher cost.  This percentage is negatively impacted by promotions, slotting fees, sales discounts which lowers the reportable revenue; therefore increasing our cost of sales percentage disproportionately to the actual cost to produce that amount product to supply the volume of sales reported.

Cost of goods sold for our tetra soups (specifically cost of ingredients and packaging) as a percentage of sales for the three months ended May 31, 2015 was 68% as we continue to improve our margins by moving production from Canada to the United States in late Spring 2014. All tetra pack soups sold during the three months ended May 31, 2015 were manufactured in the United States.

Operating Expenses

Operating expenses for the three months ended May 31, 2015 and 2014 were approximately $605,000 and $700,000, respectively, or 124% and 93% of revenue, respectively. This represents a year-over-year decrease of approximately 14%, primarily due to a reduction in stock based compensation of approximately $109,000. Major components of our operating expenses for the three months ended May 31, 2015 primarily consisted of approximately $174,000 for payroll and payroll related expenses, approximately $226,000 in professional fees, approximately $86,000 of stock based compensation, approximately $26,000 for business travel and trade shows, approximately $16,000 in promotion and approximately $14,000 in royalty fees.

Other Income

Other income for the three months ended May 31, 2015 was approximately $195,000 compared to other income of approximately $175,000 for the three months ended May 31, 2014. Our quarter over quarter change in other income of approximately $20,000 was primarily associated with a decrease in interest expense of approximately $251,000 and a gain on forgiveness of debt of approximately $189,000 offset by a decrease in change in fair value of derivative liabilities of approximately $422,000.

Net Loss

Our net loss for the three months ended May 31, 2015 as compared to the net loss for three months ended May 31, 2014 was primarily due to the factors discussed above under Cost of Sales, Operating Expenses and Other Expenses.

Liquidity and Capital

The following table summarizes our working capital as of May 31, 2015 and August 31, 2014; all amounts have been rounded to the nearest thousandth.

	As of May 31, 2015	As of August 31, 2014
Current assets	$729,000	$880,000
Current liabilities	$10,256,000	$11,483,000
Working capital (deficit)	$(9,527,000)	$(10,603,000)

At May 31, 2015, we had cash and cash equivalents of approximately $6,000 as compared to approximately $14,000 at August 31, 2014.   Our working capital deficit decreased approximately $1,076,000 primarily due to an increase in accounts receivable and inventory of approximately $119,000 a decrease in accounts payable and accrued liabilities of approximately $901,000, a decrease in debt of approximately $285,000 and a decrease in derivative liabilities of approximately $37,000.

For the nine months ended May 31, 2015, net cash used in operating activities was approximately $1,004,000 as compared to approximately $1,058,000 for the nine months ended March 31, 2014.  Our primary uses of net cash from operating activities for the nine months ended May 31, 2015 were losses from operations of approximately $1,147,000, a decrease in change in fair value of derivative liabilities of approximately $452,000, a decrease in accounts payable and accrued liabilities of approximately $463,000 offset by stock issued for services of approximately $354,000 and a decrease in amortization of debt discount of approximately $539,000 and a decrease in inventory of approximately $209,000.

Net cash used in investing activities for the nine months ended May 31, 2015 was $16,000 due to advances to franchisees.

Net cash provided by financing activities for the nine months ended May 31, 2015 was approximately $1,011,000, which included approximately $384,000 from the issuance of convertible notes, approximately $1,426,000 from the issuance of preferred series B stock, offset by the repayment and settlement of debt of approximately $799,000.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of approximately $9.3 million (including NCI) through May 31, 2015 and have incurred a net loss, including NCI of approximately $1,147,000 for the nine months ended May 31, 2015. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At May 31, 2015, we had short-term debt of approximately $5.8 million and a working capital deficit of approximately $9.5 million. These factors raise substantial doubt about our ability to continue as a going concern. During the nine months ended May 31, 2015, we raised approximately $384,000 from the issuance of notes and approximately $1,426,000 from the issuance of Series B preferred stock. Our debt of approximately $5.8 million includes a guarantee of debt of $2.7 million. We have spent, and expect to continue to spend investment capital in connection with implementing our business strategy, including the promotion of our new shelf stable Tetra Pak, advertising and marketing campaigns, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise. We believe it is important to restructure our debt with current holders, which we are negotiating at this time, in order to attract new capital to fund our growth.

We are currently seeking additional funding from investors. While we believe we will require approximately $3,000,000 to implement our full business strategy, we believe that if we are able to raise no less than $1,500,000, it will be sufficient to support our operations for the next 12 months. If we are unable to raise the entire $3,000,000, we will be forced to reduce our marketing and promotion efforts and potentially the size of our operations as well, unless current sales increase enough to support implementing our full business plan. We believe that at $3,000,000 in sales, our operations would be self-sustaining and cash flow positive. Due to the fact that we use co-packers to manufacture our products, have no bricks and mortar, rent very modest space and only have 4 full time employees, many of our fixed costs are minimal and will remain unchanged regardless of how much money we are able to raise. If we are forced to reduce our marketing and promotion efforts and/or size of our operations because we are unable to raise the entire $3,000,000 and current sales do not increase enough to support implementing our full business plan, our revenues will likely be less than had we been able to implement our full program, and as a direct result our income may suffer, and may not be sufficient to cover our negative cash flow, negatively affecting our liquidity.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended May 31, 2015, we issued 1,525,000 shares of common stock for services rendered, having an aggregate fair market value of $85,500 based upon the quoted closing trading prices on the issue dates.

We also issued 2,415,790 shares of Series B Preferred Stock at $0.20 per share for proceeds of $483,158.

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

Subsequent to May 31, 2015, we issued 281,900 shares of Series B Preferred Stock at $0.20 per share, for cash proceeds of $56,380. We have also issued 3,425,000 shares of Series B Preferred Stock to a noteholder for the extension of his two notes which were taken out of default. We also issued 466,667 shares of Common Stock for services have having an aggregate fair value of $18,667 based on $0.04 per shares.  We also issued an additional 200,000 shares of Common Stock for services having an aggregate fair value of $10,000 based on $0.05 per share.

All of these securities were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock. These funds were used to pay off convertible notes that had favorable conversion prices, the forced conversion of which throughout most of 2014 had negatively impacted and substantially depressed our stock price.  At a meeting of the Board of Directors on July 14, 2015, the Board of Directors authorized an amendment to the Certificate of Incorporation to increase the number of common shares to 500million and preferred shares to 50million.

Item 3.      Defaults upon Senior Securities.

None.

Item 4.      Mine Safety Disclosure

Not Applicable

Item 5.      Other Information.

None.

Item 6.      Exhibits.

Exhibit
Number	Description

31.1*	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance

101.XSD**	XBRL Schema

101.CAL**	XBRL Calculation

101.DEF**	XBRL Definition

101.LAB**	XBRL Label

101.PRE**	XBRL Presentation

———————

*       Filed herewith

**     Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUPMAN, INC.

Date: July 15, 2015	By:	/s/ Robert N. Bertrand
Robert N. Bertrand
Acting CEO (Principal Executive Officer)

SOUPMAN, INC.

Date: July 15, 2015	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO
(Principal Financial Officer)