Form 10-K
period 2015-08-31
SOUPMAN, INC.
filed 2015-12-15
CIK 1475273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated file ☐      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of February 28, 2014 was $5,302,551 based on $0.09, the price at which the registrant’s common stock was last sold on that date.

As of December 15, 2015, the issuer had 73,887,342 shares of common stock outstanding.

Documents incorporated by reference: None

SIGNATURES	53

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

ITEM 1. BUSINESS.

OUR COMPANY

We manufacture and sell soup to grocery chains, educational institutions and our franchisees under the brand name “The Original Soupman®”. Our brand is well known throughout the industry and our Chicken Vegetable soup was rated as the best chicken soup in America by Consumer Reports.

Additional information about our Company is contained at our website, www.originalsoupman.com. Information on our website is not incorporated by reference into this report. We make available on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K on the same day those reports are filed with the SEC. The following Corporate Governance documents are also posted on our website: Code of Business Conduct, Code of Ethics for Financial Management and Corporate Trading Policy. Our phone number is (212) 768-7687 and our facsimile number is (212) 768-7055.

OUR BUSINESS

Overview of our Operations

We manufacture and sell soups in three segments under the brand name “Original Soupman”. In the grocery segment, our soups can be purchased in stores (such as Kroger, Publix, Safeway and HEB). We package our soups in Tetra Recart shelf stable cartons, allowing for maximum shelf life and freshness in every carton. The market size for this product in the US is approximately $6.4 billion annually.

In the food services segment, we sell the Original Soupman soups in bulk frozen “heat ‘n serve” pouches to our franchisees and licensed locations such as MetLife Stadium, home of the NY Jets and NY Giants. We are also selling “heat n’ serve” pouches to a national restaurant chain.

In the educational segment, we sell our bulk flash-frozen Original Soupman soups and other products to schools and colleges, such as the New York City Public school system. These additional products include vegetarian items such a Mexicali Beans, Stewed Pinto Beans and Curried Chick Peas with Tomatillos, all of which are designed to taste great, are low in fat, low in sodium and high in dietary fiber.

Licensing Arrangement with Al Yeganeh

In July 2004, International Gourmet Soups licensed the exclusive rights to use, in perpetuity, the name, slogans, and recipes of Al Yeganeh, founder of the famous soup restaurant located in New York City on 8th Ave and 55 Street. Our license allows us to manufacture and market, over 40 varieties of gourmet soups in North America under the brand “Original Soupman”.

The quality of his soup is such that Mr. Yeganeh gained a devoted local following and long lines of loyal customers outside the store that extended around the block. Mr. Yeganeh’s renowned soups abruptly went international in 1995 when they first aired the famous “soup” episode of the “Seinfeld” comedy television show, which featured a character based on Mr. Yeganeh. This episode is one of the best known and highest-rated of that phenomenally successful series, and it soon became common knowledge that the character of the irascible soup-restaurant proprietor was based—fairly or unfairly—on Mr. Yeganeh. Mr. Yeganeh has been featured on “Late Night with David Letterman,” “The Oprah Winfrey Show,” “Good Day New York,” and “The Today Show,” CNN, CNBC’s “Squawk Box,” and “Your World with Neil Cavuto”, “Fox and Friends”, TIME Magazine, Consumer Reports and many other media venues.

Mr. Yeganeh was paid $150,000 upon execution of the license agreement, and received a royalty of $225,000 per year through June 30, 2014. Currently, we are obligated to pay him a royalties of 3% on our gross sales (as such term is defined in the license agreement) on the first $50 million of gross sales, 2% on gross sales over $50 million and below or equal to $75  million and 1% on gross sales thereafter. Additionally he is to receive 3% of our franchise fees (the latter amount to be donated to charities dedicated to relieving hunger).  He also receives 50% of the net profits from the sale of certain merchandise. Mr. Yeganeh did not receive any payments from the Company during fiscal years 2015 and 2014. Notwithstanding the foregoing, the Company has not received any notices from Mr. Yeganeh, and the parties continue to operate under the terms of the license agreement. As of August 31, 2015, the Company has accrued royalties due Mr. Yeganeh of $683,042. Pursuant to the terms of the license agreement, Mr. Yeganeh received 20% of the outstanding stock of our subsidiary Kiosk Concepts, Inc., which manages our franchise operations. His ownership in Kiosk is shown on our financial statement as non-controlling interest.

In the event of a bona fide sale of all of the stock or assets of the Company, Mr. Yeganeh is to receive the lesser of 10% of the sale price less all outstanding liabilities or $10 million. The license agreement with Mr. Yeganeh does not provide for any stated termination provisions.

Tetra Recart

The Tetra Recart carton is 17 oz and is sold on grocery store shelves. Tetra Recart is far superior to regular cans, which allows us to use the finest ingredients, such as North Atlantic lobster and Maryland crab, sealing in flavor and the freshness for up to two years. Tetra Recart shelf stable packaging is more efficient to ship than canned products, easier to stock and environmentally friendly and BPA-Free.

Tetra Recart packaging enables us to sell our soups in grocery stores across the country, giving the consumer the same quality soups that our franchised and licensed restaurants serve.

Original Soupman Soups

All our soups contain a healthy, tasty and nutritious meal, giving consumers a quality product and an alternative to other soups including Campbell’s and Progresso. We have over 40 varieties of soups that we sell in our food services and educational segments and 6 that we currently sell in our grocery segment.

Our Tetra Recart available soups are Lobster Bisque, Chicken Noodle, Lentil, Crab Corn Chowder, Chicken Gumbo and Jambalaya. We created an Organic Gluten Free Lentil soup in 6-pack tetra cartons and expect to add in the near future, more organic soups, lower-sodium soups and additional varieties of soups from the over 40 we license. We provide recipes for our customers to follow, which includes putting our soup over pasta, rice or potatoes, helping them to stretch their food dollar.

Grocery Segment

Our customer list includes supermarket and grocery chains such as Kroger, Publix, Safeway, HEB, Harris Teeter, Met Foods, Weis, Vons,  Price Chopper, Wegman’s, Fairway, Mariano’s and others.

We believe the supermarket industry is currently seeking new product concepts to drive incremental sales and profits in today’s economy. Our marketing strategy is to exceed our customer’s expectations for premium soup products and healthy meal replacements. We target consumers in the retail landscape that are educated, health and taste conscious, have limited time to cook and desire high quality meals for immediate consumption.

We plan to target all grocery chains as well as upscale customers such as Costco, Whole Foods, Wild Oats and Target as potential clients for our soups. In addition, we plan to expand our branded offering to soup bases, ready to use broths and dry soup mixes to compete in these growing categories.

Franchising

Our entire line of over 40 varieties of “Original Soupman” soups are sold directly to consumers by our franchisees. We currently have 11 franchise locations which including 4 co-branded locations as described below.

On July 30, 2015, we agreed on terms with The Grilled Cheese Truck Inc. (“GCT”) to become the Master Licensee of our Original Soupman franchise program nationally pending approval by New York State of the proposed Master License agreement. New York State approved the Master Franchise agreement on September 16, 2015. We believe the management team of The Grilled Cheese Truck Inc. (“GCT”) is highly qualified and can grow our franchise program significantly over the next several years. Under the terms of the agreement, we will receive 25% of all franchise fees and royalties collected by GCT on new units as well as a 25% margin on all soups sold to those stores. GCT will focus heavily on expanding SoupMobiles and Grilled Cheese Trucks (which will serve Soupman soups as part of their menu offering) across America targeting US Veterans as operators (www.thegrilledcheesetruck.com).

Our flagship Original Soupman Delicatessen & Restaurant model opened in December 2013 at Resorts in Atlantic City NJ (www.resortsac.com). This model has modified signage emphasizing the Delicatessen menu, which resulted in increased sales. We expect this store to achieve sales of $1.8 million, resulting in revenues to us of $90,000, using only 900 square feet of space. The franchisee and operating partner, Bill White, is a very experienced food operator. Mr. White also operates Famous Famiglia Pizza, H äagen Dazs, Ruby’s Diner in Resorts Atlantic City as well as other brands including Johnny Rockets and Guy Fierro’s. There are also plans by our area developer and master licensee to open full seating Al’s NY Delicatessen & Restaurants in casinos and airports, with expected sales of between $4 to $5 million annually, resulting in revenues to us of between $200,000 and $400,000 .

We have identified casinos, airports, theme parks and other tourist locals as our preferred locations for the continued expansion of our franchise restaurants and plan on vigorously pursuing marquee destinations.

Co-Branded Franchising

We will continue to identify quality partners with whom we can forge a synergistic relationship in order to expand our brand awareness and sales volume. Our location in NYC is co-branded with Tim Horton’s restaurants. Our co-brand model is available to professional franchise operators who see the need to add consumer traffic and increase their revenues while driving sales more consistently throughout the day. We currently have co-branded franchise agreements with the following organizations:

Tim Horton’s (http://www.timhortons.com)

Ranch 1 (www.ranchone.com)

Cold Stone Creamery (www.coldstonecreamery.com)

Cosimo’s Pizza in Albany NY

Co-branding enables us to expand our franchisee business more rapidly, with less risk to them or us, offering  consumers a healthy lunch or dinner with more variety and brand recognition while offsetting the seasonality of our products on the overall specific restaurant sales and financial performance.

Original Soupman Mobile Franchise Program

We started an Original Soupman mobile food truck franchise program in July 2014. The franchise fee is $15,000 and the weekly royalty to us by each franchise is $200 until that franchise reaches $400,000 in annual sales at which time the royalty payment to us will be 4% of sales. This “SoupMobile” model is designed to limit the risks associated with stores and allows the franchisee the ability to move from location to location, all while still featuring our soups and a limited sandwich selection, which includes our famous Lobster Roll.

We also intend to add “bowls” to this menu, which consists of either rice or pasta topped with our soup. We have two SoupMobiles operating thus far: the first in Jersey City and Newark, New Jersey and the second in Manhattan Park on Wall Street in NYC.

Shaquille O’Neal, as one of the owners of Amongst Elite Inc., the New Jersey SoupMobile franchisee, has agreed to help drive the growth of the SoupMobile franchise program for our company.

Licensed Soup Program

We are currently testing branding Original Soupman soups as a product in large national food and coffee chains with substantial daily foot traffic and lunch business. This only require a license agreement to purchase our soups but not require fees or royalties payments by the licensee. This program is targeted towards select successful strategic chains such as Starbuck’s (www.starbucks.com), Subway (www.Subway.com) and Tim Horton’s restaurants (www.timhortons.com) Original Soupman in the US and Canada.  As of October 21, 2015, we began testing Original Soupman soups in six Subway locations.

Our licensed soup program offers the power of our brand and world famous soups to strategic partners who have a proven success in thousands of high traffic locations. We anticipate our licensed soup program to be a substantial revenue source in the coming years, allowing us to take advantage of the scale these national chains provide, as well as providing a mechanism to leverage the strong and established brand awareness these potential partners have with consumers.

Original Soupman Branded School Lunch Program

Many studies have concluded that the menus in many school lunch programs are too high in saturated fat and cholesterol and lacking in fiber, vegetables and other nutrient-rich foods. These reports show that major changes are needed to encourage the health of our nation’s youth, and to reverse the growing trends of childhood obesity, early-onset diabetes, and hypertension, among other chronic diseases, in children and teens. We have, in cooperation with the New York City Department of Education School Foods program, developed a menu of low fat, low calorie items that are high in fiber, protein and vegetable nutritionals. We have Original Soupman Mexicali Beans, Stewed Pinto Beans and Curried Chick Peas with Tomatillos as a lunch items to the NYC Schools, at elementary, middle and high school levels, in the five boroughs of NYC. There are approximately 860,000 meals served daily in the NYC School system. We plan to grow this program across the nation’s educational system with the help of Shaq and the Healthy School Foods initiative.

Our products for school lunches are a branded Original Soupman product which is sold ready to ‘heat n serve’ making it easier for cafeteria employees to prepare (no mixing and cooking). It has been well received by the students who consider it a delicious and healthy alternative meal. In addition, we believe there are many other meals, which we can prepare in a “heat-n-serve” format for schools across the country, and we are currently testing a variety of products and formulations to meet the requirements set forth by the US Department of Education.

These products meet the criteria of the Healthier US Schools Challenge (“HUSSC”).The HUSSC, which is a USDA program, is a primary component of First Lady, Michelle Obama’s “Let’s Move” campaign.

High Profile Strategic Brand Champions

We have relationships with American Icons; Yankee great Reggie Jackson; Seinfeld star Jason Alexander; NBA superstar Shaquille O’Neal and the actor that played the Soupman on Seinfeld, Larry Thomas.

Reggie Jackson, “Mr. October”, The Hall of Fame Great, is part of our management team in an advisory capacity to represent our brand in the media, with high profile customers and at trade shows. Reggie’s high profile and business contracts enable Original Soupman to gain high-level meetings with industry leaders. He is a door opener for our brand and a world-class ambassador for Original Soupman.

Jason Alexander played George Costanza in the famous Seinfeld “Soup” episode that portrayed Al Yeganeh’s character. We intend for him to help in increasing our sales and brand awareness because of his Seinfeld association with our brand.

Shaquille O’Neal is a future NBA Hall of Fame basketball player who is currently one of the most followed athletes on Twitter with almost 10 million followers. This social media mastery is only part of what Shaq brings to the Original Soupman team. His business acumen includes being an early investor in Google and Vitamin Water (bought out by Coca-Cola for $4 Billion) as well as starring in his own reality show and selling over a hundred million pair of ‘value-priced’ sneakers under the SHAQ brand in Wal-Mart and other retailers. In addition, Shaq is invested in several restaurant chains and has extensive relationships we believe will be fortuitous in gaining partnerships with national chains for The Original Soupman in the future.  We intend for him to assist our marketing campaigns for branded Original Soupman, SoupMobile franchises and our school healthy foods programs.

Larry Thomas, the actor that played the Soupman on Seinfeld, is the lead in our marketing efforts for Original Soupman. We signed a 3-year agreement through August 31, 2018 with him to represent our Original Soupman brand at the original store in NYC, media interviews and personal appearances at grocery chains across the US as well as perform radio ads and customer sales presentation.

E-Commerce and On-Line Distribution

We are a legendary brand with extraordinary awareness. While our distribution channels continue to be built, we maintain an interactive website, which allows our loyal Soupman fans from around the world to purchase our Tetra Recart carton soups as well as our collection of licensed merchandise on our website www.originalsoupman.com and on Amazon.com. Information on our e-commerce is not incorporated by reference into this report.

THE SOUP MARKET

Soup is historically purchased by over 90% of U.S. households from the grocery channel and is a mature consumer category. (Mintel-US-SOUP-2014). The $6.4 billion grocery soup industry in the US has seen a slight decrease in overall sales due to the decrease in condensed canned soups, however the premium soup category, lead by unique varieties, natural offerings and cleaner labels, category, has experienced 16% growth in 2014. Our goal is to capture at least 2% of that market over the next five years, equivalent to $128 million in sales to grocery channel.

Supermarket Stores

The Supermarket industry consists of over 37,000 stores with 2014 total sales of $522 billion. (Statista 2015). In addition, there are over 136,000 grocery stores with similar revenue. It is our goal to capture a portion of this market.

Restaurant Industry

The restaurant industry in forecasted to be $709 billion in 2015. Within the food service industry, fast food represents $192 billion of total restaurant sales in 2014.

Health concerns are also forcing fast-food outlets and restaurants to add healthier foods to their menus while consumers want better tasting and unique offerings. We believe our soups offer superior flavor, unique varieties and a healthy alternative to other foods sold at fast food outlets and restaurants.

It is our opinion that today’s consumers are more health conscious and want lighter fare, all-natural products with varied international or exotic ingredients. They have less time for lunch and dinner, and regard quality take-home foods as supplemental or an alternative to, home cooking. These consumers are seeking “home meal replacement” choices and we believe that our soup is the perfect solution.

Nation’s Restaurant News estimates that soup currently accounts for 4% of U.S. food-service sales and that soup offerings drive consumer decision making regarding which restaurant to visit. We believe that we can benefit because of these consumer trends. These stores are seeking to increase ticket sales, consumers are seeking healthier fare, and the growing popularity of branded, upscale products will lead to an increase in the soup component of food-service sales.

Franchising

We are currently finalizing with GCT a master franchising agreement for Original Soupman branded restaurants and mobile units for locations primarily in major cities, military bases and other high-traffic locations including airports, casinos, travel plazas, tourist locations, as well as major events such as NASCAR throughout the U.S.

Franchising Terms

Our franchise fee is generally $35,000 per location and we collect a 5% royalty on all sales of products sold by the franchisee. This varies as described above for our “SoupMobile” franchise. Each franchise is for a ten-year term, which is auto-renewable if the franchisee is in compliance with our franchise requirements, which include meeting quality standards, following the procedures set forth in our operations manual, selling our soups exclusively and making prompt payments.

A typical Original Soupman Delicatessen could cost up to $200,000 or more depending on the size and location. Our flagship Original Soupman Delicatessen & Restaurant model opened in December 2013 at Resorts in Atlantic City NJ (www.resortsac.com). This model has modified signage emphasizing the Delicatessen menu, which has resulted in increased sales overall. We expect this store in approximately 900 sq. ft to achieve sales of $1,800,000, resulting in revenues to us of $90,000. This is relatively inexpensive compared to the average restaurant cost because of our simple equipment package. For example, our stores do not have fat fryers and thus the need for fire suppression systems. We believe that consumers prefer to dine in a comfortable setting with seating and we intend to continue to refine this model while co-branding Original Soupman (which only requires approximately $60,000 in capital investment), throughout the United States and Canada.

COMPETITION

We compete directly with national and regional soup wholesalers, marketer of canned and packaged soups, and regional retail soup chains. In addition, we compete indirectly with many well-established food-service companies, including fast-food restaurants, delicatessens, take-out foodservice companies, supermarkets, and convenience stores.

Our competition includes the following companies.

Regional and National Wholesale Manufacturers (kettle programs)

1. Heinz

2. Campbell Soup

3. Kettle Cuisine

4. Blount Seafood

Branded Marketers (canned, cartons, refrigerated, jarred, tetra paks)

1. Campbell’s—Stockpot, GO Soups, Selects, Gourmet Bisques, Chunky and Kettle Soups

2. Progresso – Canned Ready to Eat, Artisan Tetra Paks

3. Pacific Natural Foods – natural and organic tetra carton soups

4. Hain Food Group—Imagine Soups

5. Blount (Costco Kirkland refrigerated soups)

6. Wolfgang Puck canned soups

7. Dr MacDougal

Fast Food Chains with Proprietary Soup Sourcing

1. Hale & Hearty (local NYC)

2. Panera Bread (National)

3. Souper Salad (South West)

4. Zoup (Michigan Area)

Our franchise operations are subject to competition from every other franchise chain. There are many alternatives available to franchisees. Many of the fast food chains are more established than we are and have greater marketing and distribution resources than we have. However, we believe that the quality of our product will help us attract franchisees.

Barriers to entry are moderate in this industry. The start-up costs for equipment, supplies, and establishing distribution are significant, and it is critical that one have access to industry expertise. Due to the size and complexity of their equipment and their existing production techniques, we believe, the larger soup companies are not equipped to produce higher quality small-batch, gourmet soups. Regional producers of refrigerated gourmet soups are in general unable to freeze their product. This shortens its shelf life and therefore limits how widely the product can be distributed. In addition, there is little consumer awareness of regional brands, such as Hale & Hearty.  We have not experienced these barriers to entry, as we are a low capital intense national retailer with the ability to ship frozen products nationally and even internationally, for example, to Canada.

EMPLOYEES

We currently have six full time employees and one part time employee.

ITEM 1A. RISK FACTORS.

Not required because the Company is a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our primary offices are located at 1110 South Avenue, Staten Island, New York 10314. We currently rent approximately 400 square feet of office space in Staten Island, New York for monthly rent of $3,340. We believe our current offices will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

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

On October 9, 2015, the Company settled two suits brought about by Penny Fern Hart (“Hart”) for $2,100,000. Hart dropped her suits against the Company and the Company completed the delivery of 2,750,000 shares of its Series B Preferred Stock in satisfaction of $1,100,000 in indebtedness to her. In addition, the Company agreed to pay the balance due her of $1,000,000 over three years at 5% per annum interest as follows: $10,000 per month for twelve months, $25,000 over the then next 23 months and a lump sum final payment of $305,000.

On October 15, 2015, the Company settled a suit brought about by Gourmet Sales and Marketing, LLC (“GSM”), by agreeing to pay GSM $50,000, $15,000 of which was paid on the date of settlement and $35,000 of which will be paid over twelve equal monthly payments of $2,917.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has traded on the over the counter market under the symbol “SOUP” since February 1, 2011. The following table states the range of the high and low sales prices of our common stock for each of the calendar quarters during the years ended August 31, 2015 and August 31, 2014. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. As of November 1, 2015, there were approximately 700 stockholders of record of our common stock; this number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED AUGUST 31, 2015
Fourth quarter	$.10	.04
Third quarter	$.13	.04
Second quarter	$.09	.02
First quarter	$.21	.02
YEAR ENDED AUGUST 31, 2014
Fourth quarter	$.35	.20
Third quarter	$.52	.26
Second quarter	$.60	.36
First quarter	$.72	.49

Dividend Policy

We have never paid cash dividends on our common stock to date, and do not anticipate paying such cash dividends in the near future. Whether we declare and pay dividends is determined by our board of directors at their discretion, subject to certain limitations imposed under Delaware corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

Equity Compensation Plan

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended August 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
2010 Stock Incentive Plan	1,975,000	.53	750,000

Equity compensation plans not approved by stockholder	N/A	N/A	N/A
Total	1,975,000	.53	750,000

Recent Sales of Unregistered Securities

The following unregistered securities were issued by the Company between September 1, 2015 and December 15:

•	1,250,000 shares of common stock for services having an aggregate fair value of $50,000 based on $0.04 per share;

•	170,001 shares of common stock for services having an aggregate fair value of $20,000 based on the quoted closing trading prices on the date of issue;

•	1,500,000 shares of common shares for services having an aggregate fair value of $120,000 based on the quoted closing trading price on the date of issue;

•	2,374,000 shares of its Series B preferred stock at $0.20 per shares for cash proceeds of $474,800; and

•	2,750,000 shares of its Series B preferred stock at $0.40 per share for the conversion of $1,100,000 of the Company’s debt.

The securities issued upon conversion of certain debt were issued pursuant to Section 3(a)(9) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

Not required because the Company is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2015 found in this report and other information set forth herein or in our Current Reports filed with the Securities and Exchange Commission. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks.

Cautionary Note Regarding Forward-Looking Statements

This report and other documents that we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about our future performance, our business, our beliefs and our management’s assumptions. Statements that are not historical facts are forward-looking statements, including forward-looking information concerning pharmacy sales trends, prescription margins, number and location of new store openings, outcomes of litigation, and the level of capital expenditures, industry trends, demographic trends, growth strategies, financial results, cost reduction initiatives, acquisition synergies, regulatory approvals, and competitive strengths. Words such as “expect,” “outlook,” “forecast,” “would,” “could,” “should,” “project,” “intend,” “plan,” “continue,” “sustain”, “on track”, “believe,” “seek,” “estimate,” “anticipate,” “may,” “assume,” and variations of such words and similar expressions are often used to identify such forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, assumptions and uncertainties, including, but not limited to, those described in our reports that we file or furnish with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, our actual results may vary materially from those indicated or anticipated by such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except to the extent required by law, we undertake no obligation to update publicly any forward-looking statements after the date they are made, whether as a result of new information, future events, changes in assumptions or otherwise.

OVERVIEW

Description of the Company

Unless otherwise stated, the terms "we," "us", "our" and the "company" refer to Soupman, Inc. and its consolidated subsidiaries.

We manufacture and sell soups under the brand name “Original Soupman”. Our soups can be purchased in stores (such as Kroger, Publix, Safeway and HEB) in shelf stable Tetra Recart packaging allowing for maximum shelf life and freshness in every carton. The annual market size for soup sales to grocery and chain stores in the US is approximately $6.4 billion.

We also sell our Original Soupman soups in flash-frozen “heat ‘n serve” pouches to our franchisees (such as the Mohegan Sun Casino in Connecticut) and to educational institutions (such as the New York City Public school system). In addition to our soups, we sell to our educational institution customers, various vegetarian items such a Mexicali Beans, Stewed Pinto Beans and Curried Chick Peas with Tomatillos, which are low in fat, low in sodium and high in dietary fiber.

Executive Summary

This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Cash on hand increased over 4,200%.

•	Accounts payable decreased by approximately 11%, due primarily to the conversion, by certain vendors, of amounts owed them into shares of our stock.

•	Debt decreased by approximately 1.7 million or approximately 28%, due primarily to the conversion, by certain note holders, of amounts owed them into shares of our stock.

•

Sales decreased approximately 40%, due primarily to a recall of our Lobster Bisque product (solely because of a misprint on the ingredients label / the quality of and safety of the soup was not at issue) and lower sales to our franchisees because of capital constraints, which affected our ability to produce our soups. We do not anticipate these issues in 2016.

•	Gross margin for sales to our grocery store soups increase 10.1%, from approximately 24.8% in 2014 to 34.9% in 2015.

•	Gross margin for sales to our franchise store locations increased 9.7% from approximately 16% in 2014 to 25.7% in 2015.

•	Administrative expenses decreased approximately 49%, due primarily to reductions in, stock issued for services, legal fees, compensation, commissions and stock based compensation.

•	Net loss decreased approximately 12%, due in part to higher margins and lower administrative expenses.

•	Loss per share decreased from $0.08 per shares in 2014 to $0.05 per share in 2015.

Year-over-year comparability of earnings and earnings per share

The following items affected the comparability of year-over-year earnings and earnings per share:

•	In 2015, we reversed $607,739 in compensation expenses incurred in the current and prior periods relating to forfeited awards.

•	In 2015, we incurred a $204,313 expense relating to certain debt holders converting their debt into shares of the Company’s stock.

•	In 2015, we posted a gain of the settlement of accounts payable of $141,540.

•	In 2014, we incurred a $274,600 expense relating to the conversion of convertible notes into stock.

•	In 2014, we incurred a $165,000 expense relating to the issuance of a forbearance agreement.

•	In 2014, we incurred a $158,400 expense relating to the non-payment of certain debts.

Net loss attributable to noncontrolling interests

We own 80% controlling interest in KIOSK; the remaining 20% is owned by Al Yeganeh, from whom we license our soup recipes. The noncontrolling interests' share in the net loss was included in net loss attributable to noncontrolling interests in the consolidated statements of operations.

DISCUSSION AND ANALYSIS

Recall

On September 22, 2014, we recalled our Lobster Bisque soup, due solely to a misprint on the ingredients label. The quality of and safety of the soup was never called into question; it was made to our quality specifications and as always, safe to eat.  Nonetheless, the recall resulted in a loss of customers and extra costs, because some stores did not simply return the product to be relabeled, but rather destroyed the soups, which ultimately increased our cost of sales and cost of sales as a percentage of sales.

The destroyed product, credits given and customers lost negatively affected our sales, cost of sales and gross margins in the second half of 2015. We are continuing to work to get our distribution back in all accounts lost due to the Lobster Bisque recall.

Results of Operations - Year ended August 31, 2015 and 2014

There were no unusual or infrequent events or transactions, or significant economic changes that materially affected the amount of reported income or expenses from operations and nor is the Company aware of any known uncertainties that it reasonably expects will have a material impact income or expenses from operations, other than in the normal course of business such as seasonality.

The following table summarizes our operating results for the years ended August 31, 2015 and 2014; all amounts have been rounded to the nearest thousandth.

	2015	2014
Revenue	$1,929,000	$3,098,000
Cost of Sales	1,762,000	2,841,000
Gross Profit	167,000	257,000
Operating Expenses	1,880,000	3,755,000
Loss From Operations	(1,713,000)	(3,498,000)
Other Income (Loss)	(1,241,000)	147,000
Net Loss (including non-controlling interest)	$(2,954,000)	$(3,351,000)

Soup sales

Soup sales accounted for approximately 91% and 95% of overall revenue for the years ended August 31, 2015 and 2014, respectively, while franchise revenues accounted for the remaining 9% and 5%, respectively. Our year-over-year revenues decreased approximately 38%, attributable to a recall stemming from a labeling issue on one of our soups (see “Recall”) above, and lower sales to our franchisees because of capital constraints, which affected our ability to produce our soups.

The following table summarizes our soup sales for the years ended August 31, 2015 and 2014; all amounts have been rounded to the nearest thousandth. Soup sales are net of slotting fees (a fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts (early payment discounts). In 2015, we also netted credits given because of the recall.

	2015		2014
	Sales	% of total sales	Sales	% of total sales
Grocery store sales - net of slotting, early payment & recall	$903,000	51%	$1,740,000	59%
Educational Institutions	401,000	23%	438,000	15%
Franchises	452,000	26%	767,000	26%
	$1,756,000		$2,945,000

Our decrease in our grocery store sales is attributable to the recall, as noted above. Our decrease in our sales to our franchisees was primarily due to a lack of capital necessary to produce adequate varieties of our soups. We have already taken steps to rectify this issue, and do not anticipate this issue in 2016.

Expenses netted against sales

Slotting fees, early payment discounts (and in 2015 costs related to the recall) relate only to grocery store sales. The following table summarizes grocery store gross sales, and the amounts netted against them; all amounts have been rounded to the nearest thousandth.

	2015		2014
	Sales	% of grocery store sales	Sales	% of grocery store sales
Gross grocery store sales	$1,463,000		$2,065,000
Slotting/Promotion	(261,000)	18%	(285,000)	10%
Early Payment Discount	(38,000)	3%	(52,000)	2%
Recall	(261,000)	18%	—	0%
Net grocery store sales	$903,000		$1,728,000

Cost of Sales

The following table summarizes our cost of sales for the years ended August 31, 2015 and 2014; all amounts have been rounded to the nearest thousandth. Cost of sales represents costs associated with soup sales only; the Company has no cost of sales associated with franchise activities.

	2015		2014
	Costs	Margin	Costs	Margin
Grocery Stores	952,000	-5.4%	1,569,000	9.8%
Educational Institutions	303,000	24.4%	332,000	24.2%
Franchisees	336,000	25.7%	655,000	14.6%
Freight	171,000	9.7%	285,000	9.7%
Total	1,762,000	100.3%	2,841,000	96.5%

Cost of sales as a percent of soup sales (net of slotting, early payment discounts and recall related charge backs) was approximately 100% and 96% for the years ended August 31, 2015 and 2014, respectively. Cost of sales as a percent of soup sales exclusive of slotting, early payment discounts and recall related charge backs was approximately 76% and 87% for the years ended August 31, 2015 and 2014, respectively.

The recall greatly affected our margins in grocery stores. However, overall, our manufacturing and ingredient costs for our soups were lower in 2015 as compared to 2014. These factors increased our year-over-year margins for sales to our educational institutions and franchisees approximately 7%.

Operating Expenses

Operating expenses as a percentage of revenue was approximately 97% in 2015 and 121% in 2014. Operating expenses decreased approximately 50% or 1.9 million in 2015 as compared to 2014. The decrease was primarily due to the reduction in stock based compensation, stock issued for services, legal fees, compensation, commissions and legal fees.

The following table summarizes components of our operating expenses that are 5% or greater than our total operating expenses in 2015 or 2014; all amounts have been rounded to the nearest thousandth. See “Year-over-year comparability of earnings and earnings per share” above as to the effect of certain transaction on this table.

	2015	2014
Compensation	802,000	889,000
Legal	147,000	323,000
Accounting	133,000	91,000
Marketing/Branding	155,000	83,000
Stock based compensation	(562,435)	335,000
Stock for services	240,000	944,000
Insurance	117,000	108,000
Bad debts	242,000	24,000
Royalty expense	80,000	198,000

Other Income (Expense)

Other expense in 2015 included interest expense of approximately $1,297,000. Other income in 2014 included a change in the fair value of derivatives of approximately $2,105,000 and interest expense of approximately $1,505,000.

Operating Loss

Our operating loss decreased approximately 12% in 2015 from 2014, due to the many factors discussed above. Our basic and diluted net loss per shares decrease by $0.03 per share in 2015 as compared to 2014.

LIQUIDITY AND CAPITAL RESOURCES

We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations; long-term borrowings; short-term borrowings, including commercial paper; and cash and cash equivalents. We believe that our sources of financing will be adequate to meet our future requirements.

We used cash in operations of approximately $1,549,000 in 2015, compared to approximately $1,790,000 in 2014.

Borrowings in 2015 were approximately $2.9 million in 2015, compared to $2.7 million in 2014. The net proceeds for issuances were used to fund operations in both years.

The following table summarizes our working capital for the years ended August 31, 2015 and 2014; all amounts have been rounded to the nearest thousandth.

	2015	2014
Current assets	$1,199,000	$880,000
Current liabilities	9,254,000	11,483,000
Working capital (deficit)	$(8,055,000)	$(10,603,000)

At August 31, 2015, we had cash and cash equivalents of approximately $611,000 as compared to approximately $14,000 at August 31, 2014. Since August 31, 2015, we have raised additional capital of $474,800 through the sale of preferred stock. Our year-over-year working capital deficit decreased approximately $2.5 million, primarily due to a decrease in debt of approximately $1.7 million and a decrease in accounts payable of approximately $554,000.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of approximately $8 million through August 31, 2015 and have incurred a net loss of approximately $3 million for 2015 and $3.4 million in 2014. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At August 31, 2015, we had short-term debt of approximately $4.4 million and a working capital deficit of approximately $8.1 million. These factors raise doubt about our ability to continue as a going concern. The opinion of our independent registered accounting firm for the fiscal year ended August 31, 2015 is unqualified, however the opinion does state that there is substantial doubt as to our ability to continue as a going concern.

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

While we believe we will require approximately $3 million to implement our full business strategy, we believe that if we are able to raise no less than $1.5 million, it will be sufficient to support our operations for the next 12 months. If we are unable to raise the entire $3 million, we will be forced to reduce our marketing and promotion efforts and potentially the size of our operations as well, unless current sales increase enough to support implementing our full business plan. We believe that at $5 million in sales, our operations would be self-sustaining and cash flow positive. We use co-packers to manufacture our products, have no brick and mortar, rent very modest space and only have 4 full time employees therefore, many of our fixed costs are minimal and will remain unchanged regardless of how much money we are able to raise. If we are forced to reduce our marketing and promotion efforts and/or size of our operations because we are unable to raise the entire $3 million, and current sales do not increase enough to support implementing our full business plan, our revenues will likely be less than had we been able to implement our full program, and as a direct result our income may suffer, and may not be sufficient to cover our negative cash flow, negatively affecting our liquidity.

SIGNIFICANT ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Judgments, estimates and assumptions are reviewed on an ongoing basis and are based on historical experience and various other factors, including expectations about future events, which are believed to be reasonable under the circumstances. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected. See Note 1 to the Consolidated Financial Statements for a discussion of significant accounting policies.

The Company considers its use of estimates, its revenue recognition policy and management’s, judgments and assumptions as critical.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required because the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors

Soupman, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Soupman, Inc. and its subsidiaries (“the Company”) as of August 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2015 and 2014, and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses for the year ended August 31, 2015 and has a working capital deficit as of August 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

December 15, 2015

Soupman, Inc. and Subsidiaries

Consolidated Balance Sheets

	August 31,
	2015	2014

Assets

Current Assets
Cash	$611,354	$14,179
Accounts receivable - net	180,766	358,296
Inventory	358,934	467,658
Prepaid expenses	47,506	39,769
Total Current Assets	1,198,560	879,902

Property and equipment - net	8,438	13,486

Other Assets
Accounts receivable - related parties - net	—	76,335
Due from franchisees	16,273	62,683
Debt issue costs - net	—	22,096
Intangible assets - net	1,577	10,978
Other	4,800	9,692
Total Other Assets	22,650	181,784

Total Assets	$1,229,648	$1,075,172

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$4,319,988	$4,539,930
Accounts payable and accrued liabilities - related parties	196,709	530,769
Convertible debt - net of discount	1,296,597	2,576,043
Non convertible debt - net of discount	3,082,563	3,533,192
Deferred franchise revenue	118,750	122,750
Derivative liabilities	239,748	180,418
Total Current Liabilities	9,254,355	11,483,102

Stockholders' Deficit
Series A convertible preferred stock, par value $0.001; 2,500,000 shares authorized, 881,360 and 931,360 issued and outstanding	882	932
Series B convertible preferred stock, par value $0.001; 20,000,000 shares authorized, 18,141,051 and 0 issued and outstanding	18,141	—
Common stock, par value $0.001; 75,000,000 shares authorized, 70,967,340 and 47,170,509 issued and outstanding	70,968	47,171
Additional paid in capital	17,410,385	12,114,969
Accumulated deficit	(24,821,607)	(21,881,988)
Total Stockholders' Deficit	(7,321,231)	(9,718,916)
Noncontrolling interest	(703,476)	(689,014)
Total Deficit	(8,024,707)	(10,407,930)

Total Liabilities and Stockholders' Deficit	$1,229,648	$1,075,172

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended August 31,
	2015	2014

Revenue
Soup sales – net	$1,756,063	$2,945,169
Franchise sales – net	—	(5,000)
Franchise royalties	173,326	157,696
Total revenue	1,929,389	3,097,865

Cost of sales	1,762,209	2,840,744

Gross profit	167,180	257,121

Operating expenses:
General and administrative	1,799,771	3,557,688
Royalty	80,283	197,759
Total operating expenses	1,880,054	3,755,447

Loss from operations	(1,712,874)	(3,498,326)

Other income (expense)
Interest income	—	1,866
Interest expense	(1,297,045)	(1,504,624)
Gain on derecognition of debt	—	290,902
Gain on settlement of accounts payable – net	141,540	—
Gain on settlement of debt	26,791	—
Change in fair value of derivative liabilities	289,952	2,104,549
Loss on debt extinguishment	(198,132)	(147,894)
Debt conversion expense	(204,313)	—
Stock expense related to convertible notes	—	(274,600)
Forbearance agreement	—	(165,000)
Non-payment of debt penalty	—	(158,400)
Total other income (expense)	(1,241,207)	146,799

Net loss including non controlling interest	(2,954,081)	(3,351,527)
Less: net loss attributable to noncontrolling interest	(14,462)	(26,748)
Net loss attributable to Soupman	$(2,939,619)	$(3,324,779)

Basic and diluted loss per share:	$(0.05)	$(0.08)

Weighted average number of common shares outstanding during the period - basic and diluted	62,129,481	40,783,004

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statement of Stockholders 'Deficit

For the Years Ended August 31, 2015 and 2014

	Preferred Series A		Preferred Series B		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, August 31, 2013	1,165,573	$1,166	—	$—	36,615,720	$36,616	$8,512,970	$(18,557,209)	$(662,266)	$(10,668,723)

Stock based compensation	—	—	—	—	—	—	404,285	—	—	404,285

Issuance of common stock for services rendered ($0.23 — $0.69/share)	—	—	—	—	2,996,798	2,997	1,028,753	—	—	1,031,750

Issuance of common stock for cash ($0.20—$0.40/share)	—	—			3,020,000	3,020	782,980	—	—	786,000

Issuance of common stock for forbearance agreement ($0.60/share)	—	—	—	—	275,000	275	164,725	—	—	165,000

Issuance of common stock for debt and accrued interest ($0.11 — $0.26)	—	—	—	—	4,188,778	5,089	1,195,846	—	—	1,200,935

Stock issued for non — payment of debt	—	—	—	—	40,000	40	13,560	—	—	13,600

Reversal of shares issued in error	—	—	—	—	(200,000)	(200)	200	—	—	—

Conversion of preferred stock to common stock	(234,213)	(234)	—	—	234,213	234	—	—	—	—

Net loss	—	—	—	—	—	—	—	(3,324,779)	(26,748)	(3,351,527)

Balance, August 31, 2014	931,360	$932	—	$—	47,170,509	$47,171	$12,114,969	$(21,881,988)	$(689,014)	$(10,407,930)

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statement of Stockholders 'Deficit (Continued)

For the Years Ended August 31, 2015 and 2014

	Preferred Series A		Preferred Series B		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, August 31, 2014	931,360	$932	—	$—	47,170,509	$47,171	$12,114,969	$(21,881,988)	$(689,014)	$(10,407,930)

Stock based compensation	—	—	—	—	—	—	157,354	—	—	157,354

Issuance of common stock for services rendered ($0.03 - $0.19/share)	—	—	—	—	20,339,774	20,340	821,141	—	—	841,481

Issuance of common stock for debt and accrued interest ($0.02 - $0.10)	—	—	—	—	3,407,057	3,407	102,565	—	—	105,972

Issuance of Series B preferred stock for cash ($0.16 - $0.20/share)	—	—	13,050,190	13,050	—	—	2,451,987	—	—	2,465,037

Issuance of Series B preferred stock for services rendered ($0.40)	—	—	250,000	250	—	—	99,750	—	—	100,000

Issuance of Series B preferred stock for debt and accrued interest ($0.40/share)	—	—	4,840,861	4,841	—	—	1,931,504	—	—	1,936,345

Issuance of additional Series B preferred stock for inducement to settle debt	—	—	—	—	—	—	204,313	—	—	204,313

Reclassification of derivatives on settled debts	—	—	—	—	—	—	202,131	—	—	202,131

Reclassification of unamortized debt discount on settled debts	—	—	—	—	—	—	(30,411)	—	—	(30,411)

Reclassification of tainted derivatives (warrants)	—	—	—	—	—	—	(37,179)	—	—	(37,179)

Forfeiture of awarded shares	—	—	—	—	—	—	(607,739)	—	—	(607,739)

Conversion of Series A preferred stock to common stock	(50,000)	(50)	—	—	50,000	50	—	—	—	—

Net loss	—	—	—	—	—	—	—	(2,939,619)	(14,462)	$(2,954,081)

Balance, August 31, 2015	881,360	$882	18,141,051	$18,141	70,967,340	$70,968	$17,410,385	$(24,821,607)	$(703,476)	$(8,024,707)

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended August 31
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(2,954,081)	$(3,351,527)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,048	7,458
Amortization of intangibles	9,401	18,922
Amortization of debt discount	621,009	859,514
Amortization of debt issue cost	22,096	11,480
Bad debt expense	241,581	178,633
Stock based compensation	157,354	404,285
Stock issued for services	536,615	843,350
Stock issued for services - related party	—	188,400
Stock issued for forbearance	—	165,000
Stock for inducement to settle debt	204,313	—
Change in fair market value of derivative liabilities	(289,952)	(2,104,549)
Loss on debt extinguishment	198,132	147,893
Gain on derecognition of debt and accrued interest	—	(290,902)
Gain on settlement of accounts payable	(141,540)	—
Gain on settlement of debt	(26,791)	—
Debt issue costs	—	(27,500)
Original issue discount	—	(74,270)
Forfeiture of awarded shares	(607,739)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(17,755)	(229,878)
Accounts receivable - related party	30,039	(24,678)
Inventory	108,724	(135,475)
Prepaid expenses	(7,737)	(15,353)
Other assets	4,892	(4,892)
Accounts payable and accrued liabilities	506,663	1,350,676
Accounts payable and accrued liabilities - related parties	(145,291)	289,686
Deferred franchising revenue	(4,000)	4,000
Net Cash Used in Operating Activities	(1,549,019)	(1,789,727)

Cash Flows From Investing Activities:
Due from franchisee	46,410	(48,584)
Due from franchisees - related party	—	(7,730)
Fixed assets acquired	—	(2,840)
Net Cash Provided by (Used in) Investing Activities	46,410	(59,154)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	483,500	1,873,140
Proceeds from issuance of common stock for cash	—	786,000
Proceeds from issuance of Series B preferred stock for cash	2,465,037	—
Repayment of debt and accrued interest	(848,753)	(910,974)
Net Cash Provided by Financing Activities	2,099,784	1,748,166

Net increase (decrease) in cash	597,175	(100,715)

Cash at beginning of year	14,179	114,894

Cash at end of year	$611,354	$14,179

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year Ended August 31
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,000	$111,940
Cash paid for taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Issuance of Series B preferred stock for debt and accrued interest	$1,936,345	$—
Issuance of stock for prior year(s) employee payroll and expenses	$404,866	$—
Debt discount recorded on derivatives	$316,102	$241,444
Reclassification of derivatives on settled debts to APIC	$202,131	$—
Issuance of common stock for debt and accrued interest	$83,972	$930,935
Roll up of accrued interest to new note	$40,934	$—
Reclassification of tainted derivatives (warrants) to APIC	$37,179	—
Reclassification of unamortized debt discount on settled debts to APIC	$30,411	$283,600
Conversion of Series A preferred stock to common stock	$50	$234
Common stock issued in connection with debt financing	$—	$283,600
Debt discount recorded on debt modification	$—	$10,750
Reversal of shares issued in error	$—	$200

See accompanying notes to financial statements

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

Note 1 - Description of Business and Summary of Significant Accounting Policies

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

The Company reports the non-controlling interests in Kiosk on its statement of equity as a component separate from the Company’s equity and on its statement of operations as a component separate from the Company’s income.

All significant intercompany transactions and balances have been eliminated in consolidation.

Uses of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact both assets and liabilities, including but not limited to: net realizable value of accounts receivable and inventory, estimated useful lives and potential impairment of property and equipment, estimates used in the valuation of intangible assets and potential impairment thereof, estimates of fair value of share based payments, estimates of fair value of warrants issued and recorded as debt discount, estimates of tax liabilities, estimates of the probability and potential magnitude of contingent liabilities and assumptions used to calculate volatility for the company’s derivative liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could have since changed or could change in the near term due to one or more future non-conforming events. Accordingly, actual results could differ significantly from estimated results.

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

Cash and Cash Equivalents

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution(s). The balance at times may exceed federally insured limits; at August 31, 2015 and 2014, respectively, the balances did not exceed the federally insured limit. The Company has no cash equivalents.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

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

Loss Contingencies

The Company is subject to the possibility of various losses arising from the ordinary course of business. Each quarter (or whenever events or changes in circumstances indicate) the Company considers the likelihood of a loss or impairment of an asset or the incurrence of a liability, as well as its ability to estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and is reviewed each quarter, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful live of the respective asset(s). Expenditures for maintenance and repairs are expensed as incurred.

Intangible Assets

Amortization of identifiable intangible assets is provided utilizing the straight-line method over the estimated useful life of the respective asset(s) and are reviewed quarterly for impairment or if an indicator(s) of a potential impairment exist.

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

	2015	2014
Derivative liabilities (balance)	$239,748	$180,418

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

The Level 3 valuation relates to derivative liabilities measured using management's estimates of fair value as well as other significant inputs, such as volatility and risk free interest rate, which may be unobservable. See Note 8.

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of August 31, 2015 and 2014, respectively, due to the short-term nature of these instruments.

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

Debt Discount

The Company records debt discounts in connection with raising funds through the issuance of debt. These costs are amortized over the original term of the debt and recorded as interest expense. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Original Issue Discount

For certain convertible debts, the Company provides the debt holder with an original issue discount. The original issue discount is recorded as debt discount, reducing the face amount of the note and is amortized over the original term of the debt and recorded to interest expense.

Share-Based Payments

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights issued to employees are accounted for under ASC 718 and are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are accounted for under ASC 505-50 and are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

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

The Company recognizes soup revenue when the product(s) are received by the customer and the risk of ownership is transferred to the customer. Sales discounts and promotions, such as “buy one, get one free”, and slotting fees are netted against soup revenue. For the years ended August 31, 2015 and 2014, the Company recorded incentives of $522,013 and $285,415. The Company does not offer a right of return.

Revenues from individual franchise sales are recognized when substantially all significant services that are to be provided by the Company have been performed. Royalty fees are charged to the franchisee at 5% of the franchisee's gross sales and are recorded when charged.

The Company charges its franchisees an advertising fee equal to ½% of their sales revenue and initially carries this fee as a liability, which is included as a component of accounts payable and accrued liabilities. This advertising fee is expensed as advertising dollars are spent.

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products.

Soup sold is typically shipped directly to the customer from the Company’s third party manufacturer and the associated costs are shown as a component of cost of sales.

Advertising

The Company expenses advertising costs when incurred. Advertising expense for the years ended August 31, 2015 and 2014 is as follows:

	2015	2014
Advertising	$11,117	$27,003

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

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

The Company has the following potential common stock equivalents at August 31, 2015 and 2014:

	2015	2014
Stock options (exercise price - $0.50 - $0.75/share)	$1,975,000	$1,975,000
Warrants (exercise price $0.40- $1.25/share)	7,496,140	5,792,702
Convertible Series A preferred shares (exercise price $0.001/share)	881,360	931,360
Convertible Series B preferred shares (exercise price $0.001/share)	181,410,510	—
Convertible debt - derivatives liabilities (exercise price $0.03 - $1/share)	4,147,963	4,666,502
Total common stock equivalents	195,910,973	13,365,564

Certain of the outstanding convertible debt and warrants contain ratchet provisions that would cause variability in the exercise price at the balance sheet date. As a result, common stock equivalents may change at each reporting period.

The Company reflected a net loss for the years ended August 31, 2015 and 2014; therefore, the effect of considering any common stock equivalents would have been anti-dilutive; consequently, a separate computation of diluted earnings (loss) per share is not presented.

Non-controlling Interest

In December 2009, OSM acquired 80% of Kiosk, which it reported the third party’s 20% as a noncontrolling interest. As part of the Company’s merger in December 2010 with OSM, the Company began to report this noncontrolling interest on its financial statements.

Concentrations

Accounts Receivable

The following table shows significant concentrations in our accounts receivable at August 31, 2015 and 2014.

	2015	2014
A	32%	0%
B	19%	4%
C	10%	5%
D	10%	6%
E	3%	19%
F	0%	10%

Vendors

The following table shows significant concentrations in our purchases for the years ended August 31, 2015 and 2014.

	2015	2014
A	51%	16%
B	18%	45%
C	11%	0%
D	0%	39%

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

Sales

The following table shows significant concentrations in our revenues for the years ended August 31, 2015 and 2014.

	2015	2014
A	19%	22%
B	14%	4%
C	11%	10%
D	10%	4%
E	10%	7%
F	5%	18%

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

Note 2 - Accounts Receivable / Accounts Receivable – Related Parties

Accounts receivable consisted of the following at August 31, 2015 and 2014.

	2015	2014
Accounts receivable	$431,384	$590,199
Allowance for doubtful accounts (franchise receivables)	(250,618)	(231,903)
Accounts receivable – net	$180,766	$358,296

For the years ended August 31, 2015 and 2014, related party accounts receivables represented amounts owed to the Company by franchises for soup sold to locations owned or operated by directors of the Company. Related-parties receivable consisted of the following at August 31, 2015 and 2014.

	2015	2014
Accounts receivable	$46,296	$76,335
Allowance for doubtful accounts (franchise receivables)	(46,296)	—
Accounts receivable – net	$—	$76,335

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

At August 31, 2015, the Company took a 100% reserve against its accounts receivable franchisees nonrelated parties and a 100% reserve against its accounts receivable franchisees related parties, and recorded a total bad debt expense of $241,581, which included a direct write-off of $176,570. At August 31, 2014, the Company took a 47% reserve against its accounts receivable franchisees related party, recording a reserve of $178,633.

The Company’s accounts receivable reserves and the recordation of bad debt expense related solely to the Company’s franchisees. These reserves were taken due to the age of the receivables; however, since the Company has personal guarantees from each of its franchisees, the Company fully intends on collecting these receivables in the near term, in which case they will record the payments as other income.

Note 3 - Prepaid Expenses

Prepaid expenses consist of the following at August 31, 2015 and 2014.

	2015	2014
Prepaid insurance	$25,941	$20,000
Prepaid freight	4,899	4,899
Prepaid inventory	—	9,870
Prepaid other	16,666	5,000
Prepaid expenses – net	$47,506	$39,769

Note 4 - Property and Equipment

Property and equipment consist of the following at August 31, 2015 and 2014.

	2015	2014	Life
Vehicles	$11,843	$11,843	5 years
Equipment	24,683	24,683	5 – 7 years
Furniture and fixtures	12,410	12,410	5 years
Total	48,936	48,936
Less: accumulated depreciation	(40,498)	(35,450)
Property and equipment – net	$8,438	$13,486

Depreciation expense for the year ended August 31, 2015 and 2014, respectively, was $5,048 and $7,458.

There were no impairment charges taken during the years ended August 31, 2015 and 2014, respectively.

Note 5 - Intangible Assets

Intangible assets consist of the following at August 31, 2015 and 2014.

	2015	2014
Soup formulas	$27,418	$27,418
Recipes	53,750	53,750
Total	81,168	81,168
Less: accumulated amortization	(79,591)	(70,190)
Intangible assets-net	$1,577	$10,978

Amortization expense for the year ended August 31, 2015 and 2014, respectively, was $9,401 and $18,922.

There were no impairment charges taken during the years ended August 31, 2015 and 2014, respectively.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

The estimated useful lives of the Company’s intangible assets are as follows:

Intangible Asset	Life
Soup formulas	5 years
Recipes	4 years

The estimated future amortization expense of intangible assets for the years ended August 31 is as follows:

Fiscal Year ended August 31,	Amount

2016	$1,577
Total	$1,577

Note 6 - Accounts Payable and Accrued Liabilities

(A)

Accounts Payable and Accrued Liabilities

For the year ended August 31, 2015, the Company recorded a gain of $188,769 on the settlement of certain accounts payable and accrued interest.

(B)

Accounts Payable and Accrued Liabilities – Related Parties

Related Parties accounts payable consists of the following at August 31, 2015 and 2014:

Description	2015	2014
Accrued Payroll	$193,509	$452,569
Accrued expenses (car allowances)	3,200	78,200
Total	$196,709	$530,769

For the year ended August 31, 2015, the Company recorded a loss of $47,229 on the settlement of certain related party accounts payable.

Note 7 - Debt

Debt consists of the following at August 31, 2015 and 2014:

Description	2015	2014
A. Unsecured convertible debt – derivative liabilities	$1,296,597	$1,533,154
Less : debt discount	—	—
Convertible debt – net	1,296,597	1,533,154

B. Unsecured convertible debt – non-derivatives	—	1,378,207
Less : debt discount	—	(335,318)
Convertible debt – net	—	1,042,889

C. Unsecured due on demand debt	382,563	833,192

D. Secured debt	2,700,000	2,700,000

Total debt	$4,379,160	$6,109,235

Debt in default consists of secured and unsecured notes totaling $2,586,597 and $2,546,597 at August 31, 2015 and 2014, respectively.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

The corresponding debts above are more fully discussed below:

(A)

Unsecured Convertible Debt – Derivative Liabilities

Description	2015	2014
Carry forward balance	$1,533,154	$1,732,250
Borrowings	300,000	—
Repayment of derivative debt	(32,692)	(118,500)
Conversion of derivative debt to stock	(790,712)	(427,756)
Reclassification of convertible debt to derivative debt due to tainting	286,847	—
Reclassification of convertible debt to derivative debt	—	347,160
Ending balance	$1,296,597	$1,533,154

During the years ended August 31, 2015 and 2014, the Company issued new derivative debt, the terms and amounts of which are set out below:

Description	Information	2015	2014
Interest Rate		10%	8-12%
Maturity Date(s)		Oct. 6, 2016	June 24, 2014 to Dec. 9, 2014
Series 10	10% per annum interest; convertible on demand at $0.04	300,000	—
Series 5	Converted to a derivative after 180 days; see note 7(b).	—	73,404

Total derivative debt at August 31, 2015 and 2014 consists of the following.

Description	Information	2015	2014
Series 2	Convertible at $1.00 per share	$120,000	$724,750
Series 3	Convertible at $0.75 per share	72,500	735,000
Series 4	Convertible at $0.75 per share	724,097	—
Series 5	Convertible at less of $0.47 or lowest trading price in the then prior 25 days	—	73,404
Series 7	Convertible at $0.60 per share	280,000	—
Series 8	Convertible at $0.40 per share	100,000	—

Total		$1,296,597	$1,533,154

Holders of derivative debt have the option to convert all or part of the note’s principal plus accrued interest into shares of the Company’s common stock at the conversion price(s) and terms set out above.

During the year ended August 31, 2014, the Company paid $158,400 as a non-payment of debt penalty against these debts; no non-payment of debt penalties were paid during the year ended August 31, 2015.

During the year ended August 31, 2015, the Company converted the debt principal of $56,973 into 1,050,000 shares of its common stock. In addition, during the year ended August 31, 2015, the Company offered to lower the exercise price on convertible debt to $0.04 per share to induce holders of the Company’s derivative debt to convert. This offer was conditioned on the Company raising at least $1 million and required a mandatory conversion if this and one other condition occurred. On June 18, 2015, all conditions were met, and the Company converted the debt principal of $783,739 into 23,313,730 shares of its Series B stock.  Extinguishment accounting was applied; as a result, the Company reclassed $202,131 of derivative debt to additional paid in capital. See Note 8.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

At August 31, 2015, the Company reclassed all of its remaining convertible debts and warrants to derivative debt due to tainting. See Note 8.

(B)

Unsecured Convertible Debt – Non-derivatives

Description	2015	2014
Carry forward balance	$1,378,207	$479,097
Borrowings	83,500	1,246,270
Repayment of convertible debt	(631,819)	—
Conversion of convertible debt to stock	(844,250)	—
Gain on debt settlement	(48,791)	(347,160)
Reclassification of convertible debt to derivative due to tainting	63,153	—
Ending balance	$—	$1,378,207

During the years ended August 31, 2015 and 2014 the Company incurred an expense of $204,313 and $0 in connection with the settlement of unsecured convertible debt.

During the years ended August 31, 2015 and 2014 the Company issued unsecured convertible debt (that was not recorded as a derivative liability), the terms and amounts of which are set out below:

Description	Information	2015	2014
Interest rate		8%	12%
Default interest rate		N/A	N/A
Term		9 months	1 year
Maturity		Sep. 5, 2014 to Jun. 9, 2015	Aug. 3, 2014 to Aug. 20, 2014
Series 5 debt	Zero percent (0%) interest if repaid within 3 months; Convertible at the lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the loan date	—	1,380,526
Series 7 debt	1-year, 12% interest, fixed conversion at $0.60	—	280,000
Series 8 debt	24 month, 8% interest, fixed conversion at $0.40	—	$100,000
Series 9 debt	9 month, 8% interest, convertible after 180 days at $0.02 per share.	$83,500	$-

Holders of convertible non-derivative debt have the option to convert all or part of the note’s principal plus accrued interest into shares of the Company’s common stock at the conversion price(s) and terms set out above.

In connection with Series 5 debt and for the year ended August 31, 2014, the Company incurred $27,500 in debt issue costs; the Company incurred no debt issue cost for the year ended August 31, 2015.

In connection with the Series 5 debt, and for the years ended August 31, 2015 and 2014, the Company incurred an original issue discount of $0 and $74,270, respectively (which was recorded as debt discount).

In connection with its series 7 debt, and for the years ended August 31, 2014 the Company issued 900,000 share of its common stock with a fair value of $270,000; there was no series 7 debt incurred during the year ended August 31, 2015.

During the year ended August 31, 2015, the Company modified certain debts, cancelling 523,000 warrants that were exercisable at $0.80 and issuing 826,500 3-year warrants exercisable at $0.35 cents. Extinguishment accounting was applied; as a result, the Company recorded a loss on debt extinguishment of $17,723.

This offer was conditioned on the Company raising at least $1 million and required a mandatory conversion if this and one other condition occurred. On June 18, 2015, all conditions were met, and the Company converted the debt principal of

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

$817,250 into 20,431,250 shares of its Series B stock.  Because the stock price was $0.05 per share on that date, the Company incurred an expense of $204,313 in connection with the settlement of said debt.

(C)

Unsecured Demand Debt

Unsecured demand notes consist of the following at August 31, 2015 and 2014:

Description	2015	2014
Carry forward balance	$833,192	$1,127,183
Borrowings	100,000	626,870
Repayments	(150,629)	(708,861)
Conversion of demand debt to stock	(50,000)	(212,000)
Reclassification to derivative debt due to tainting	(350,000)	—
Ending balance	$382,563	$833,192

Unsecured demand notes consisted of the following at August 31, 2015 and 2014:

Information	Maturity	2015	2014
Represents current unsecured demand debt	Nov. 6, 2014 – Sep. 30, 2015	$335,063	$785,692
Represents an advance from a third party	Due on demand	10,000	10,000
The Company settled litigation in this matter subsequent to year end 2015; see Note 11.	Settled	37,500	37,500
Total		$382,563	$833,192

(D)

Secured Debt

Description	2015	2014
Carry forward balance	$2,700,000	$3,246,902
Borrowings (Series 6)	—	—
Repayment of debt	—	(50,000)
Conversion of debt to common stock	—	(206,000)
Derecognition of debt	—	(290,902)
Ending balance	$2,700,000	$2,700,000

Secured debt consisted of the following activity and terms for the years ended August 31, 2015 and 2014:

Information	2015	2014
Interest Rate	12.75%	7% - 12.75%
Maturity	Aug. 28, 2014	Sep. 1, 2014- Aug. 28, 2014
Secured by all the assets of OSM	2,700,000	2,700,000

For the year ended August 31, 2014, the Company derecognized $290,902 in debt associated with the deconsolidation of a VIE.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

(E)

Debt discount

	August 31, 2015	August 31, 2014
Total outstanding debt	$4,379,160	$6,444,553
Carry forward debt discount – net	(335,318)	(584,768)
Debt discount	(316,102)	(610,064)
Amortization of debt discount	621,009	859,514
Reclassification of debt discount	30,411	—
Debt – net	$4,379,160	$6,109,235

The Company records debt discount relating to its derivative debt to the extent of gross proceeds raised in its debt financing transactions, and immediately expenses the remaining value of the derivative if it exceeded the gross proceeds of the note. The Company recorded a derivative expense of $527,270 and $0 for the years ended August 31, 2015 and 2014, respectively, and includes this amount in the change in fair value of derivatives on its statement of operations and statement of cash flow.

For the year ended August 31, 2015, the Company reclassed any remaining unamortized debt discount relating to debts converted to shares of the Company’s preferred Series B stock; see Note 7(A). There was no such reclassification in 2014.

Note 8 - Derivative Liabilities

The Company identified conversion features embedded within convertible debt and/or warrants issued during the years ended August 31, 2015 and 2014 (see Note 7(A)).

The fair value of the Company’s derivative liabilities at August 31, 2015 and 2014 is as follows.

	2015	2014
Carry forward balance	$180,418	$1,895,630
Fair value at the commitment date for convertible debt	880,552	241,444
Loss on debt extinguishment	198,132	147,893
Fair value mark-to-market adjustment	(817,223)	(2,104,549)
Reclassification of derivative associated with convertible debt that was settled	(202,131)	—
Derivative liabilities (balance)	$239,748	$180,418

The Company recorded a derivative expense of $527,270 which is included in fair value at the commitment date in the above table, and included this amount in the change in fair value of derivatives on its statement of operations and statement of cash flow. For the year ended August 31, 2015, the Company reclassified derivatives liabilities of $202,131 to additional paid in capital on notes that had been converted to stock; see Note 7(A).

The fair value at the commitment and re-measurement dates for convertible debt and warrants that are treated as derivative liabilities were based upon the following management assumptions for the years ended August 31, 2015 and 2014:

2015	Commitment Date	Re-measurement Date
Exercise price	$0.20	$0.20
Expected dividends	0%	0%
Expected volatility	176% -290%	151%-211%
Expected term: convertible debt and warrants	0.25 -5 years	0.25 to 4.61 years
Risk free interest rate	0.10%-0.98%	0.01%-1.01%

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

2014	Commitment Date	Re-measurement Date
Exercise price	$0.47 or 65% of market	$0.27 or 65% of market to $1.00
Expected dividends	0%	0%
Expected volatility	116% -137%	129%-147%
Expected term: convertible debt and warrants	6 months	6 months to 1.5 years
Risk free interest rate	0.10%-0.13%	0.05%-0.09%

Modification of underlying debt

During the years ended August 31, 2015 and 2014 the Company negotiated modifications to certain of its underlying unsecured notes, which had an embedded conversion feature. For each modification, the Company compared the value of both the old and new convertible debt as well as the fair value of any new warrants granted in the modification. For each debt, the Company determined whether the present value of the cash flows associated with the new debt exceeded the present value of the old debt by more than 10%, and if so, applied extinguishment accounting; for all other notes, modification accounting was applied. For the years ended August 31, 2015 and 2014, respectively, the Company recorded $0 and $10,750 as debt discount relating to its debt modifications and losses of $198,132 and $147,893, respectively.

Note 9 - Deferred Franchise Revenue

Deferred franchise revenues result from payments received from new franchises prior to the Company’s performance under the terms of the franchise agreements. Often these payments are made before stores locations have been identified. No franchises were sold in 2015; one new franchise was sold in 2014.

Note 10 - Stockholders’ Deficit

During the year ended August 31, 2015, the Company expensed $157,354 in stock based compensation and offset this amount to APIC. This amount is comprised of compensation expenses relating to certain contractual commitments.

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

Series A convertible preferred stock consists of the following activity for the years ended August 31, 2015 and 2014:

Balance - August 31, 2013	$1,165,573
Conversion to common stock	(234,213)
Balance – August 31, 2014	931,360
Conversion to common stock	(50,000)
Balance – August 31, 2015	$881,360

No gain or loss was recorded in the conversion of preferred to common stock.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

(B)

Series B – Convertible Preferred Stock

During the year ended August 31, 2015, the Company authorized 20,000,000 shares of Series B – convertible preferred stock. Holders of the Company’s preferred shares receive no dividends, but have 10 votes per share. This series of shares convert on a 1:10 basis at par value ($0.001) into shares of the Company’s common stock. In the event that shares are issued, the Company will evaluate for beneficial conversion features.

Series B convertible preferred stock consists of the following activity for the year ended August 31, 2015:

			Range of value
Type	Shares	Fair value	per share
Balance – August 31, 2014	—	$—
Shares issued for cash	13,050,190	2,465,037	$0.16 - $0.20
Shares issued for services	250,000	100,000	$0.40
Shares issued for debt and accrued interest	4,840,861	1,936,345	$0.40
Balance – August 31, 2015	18,141,051	$4,501,382

During the year ended August 31, 2015, the Company converted certain debts to equity; see Notes 7(A) and 7(B).

(C)

Common Stock

For the years ended August 31, 2015 and 2014, the Company issued the following shares of common stock:

	2015		Range of value	2014		Range of value
Type	Shares	Fair value	per share	Shares	Fair value	per share
1. Stock issued for cash	—	—	—	3,020,000	786,000	0.20-0.40
2. Stock issued for services	20,339,774	841,481	0.03—.019	2,996,798	1,031,750	0.23-.69
3. Stock issued in connection with convertible debt (see Note 7(B))	3,407,057	105,972	0.02—.0.10	4,188,778	1,200,935	0.11-0.26
4. Stock issued for non-payment of debt (see Note 7(B))	—	—	—	40,000	13,600	0.34
5. Stock issued in forbearance agreement	—	—	—	275,000	165,000	0.60
6. Stock issued in error	—	—	—	(200,000)	(200)	N/A
7. Conversion of Series A Preferred Stock to common stock	50,000	50	.001	234,213	234	.001

Unless otherwise indicated, fair value for the share issued was based upon the quoted closing trading price on the dates shares were issued.

The corresponding stock issuances above are more fully discussed below:

1 - No expenses were paid in connection with shares issued.

2 - Includes 404,866 issued for accrued payroll in 2015.

3 - Shares issued for debt and accrued interest of $105,972 include $22,000 for the fair market value of shares given to settle debt, which is included in “Gain on settlement of debt” on the Company’s cash flow under cash used in operations, and $83,972 for the conversion of debt and accrued interest to common stock, which is shown as a non-cash transaction.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

4 - Shares issued in connection with non-payment within 3-months (in 2014) on certain convertible notes; see Note 7(B).

5 - Shares issued in connection with a modification in 2014 to a 2013 forbearance agreement in 2013; see Note 7(D). The fair value of these shares was recorded as other expense.

6 - Reversal of stock issued in error.

7 - Shares issued on a one for one (1 for 1) basis in connection with the conversion of Series A preferred shares; no gain or loss incurred on conversion.

During the fiscal year ended August 31, 2105, and pursuant to ASC 718, the company reversed prior period compensation expenses of $562,434 and current period expenses of $45,305 relating to forfeited awards. There was no such reversal during fiscal 2014.

(D)

Stock Options

There were no stock options issued for the years ended August 31, 2015 and 2014.

The following is a summary of the Company’s stock option activity for the years ended August 31, 2015 and 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2013	1,975,000	$0.53	7.44 years	408,250
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance – August 31, 2014	1,975,000	$0.53	6.44 years	—
Exercisable – August 31, 2014	1,875,000	$0.51	6.00 years	—
Grant date fair value of options granted – 2014		$147,588
Weighted average grant date fair value – 2014		$0.75

Balance – August 31, 2014	1,975,000	0.53	6.44 years	—
Granted	—
Exercised	—
Forfeited	—
Balance – August 31, 2015	1,975,000	$0.53	5.44 years	—
Exercisable – August 31, 2015	1,975,000	$0.53	5.44 years	—
Grant date fair value of options granted – 2015		$—
Weighted average grant date fair value – 2015		$—

Outstanding options held by related parties (August 31, 2015)	1,450,000
Exercisable options held by related parties (August 31, 2015)	1,450,000

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

The following is a summary of the Company’s unvested stock options at August 31, 2015 and 2014.

	Un-vested Stock Options	Weighted Average Grant Date Fair Value
Unvested – August 31, 2013	100,000	$0.75
Granted	—	—
Vested/Exercised	—	—
Forfeited/Cancelled	—	—
Unvested – August 31, 2014	100,000	$0.75
Granted	—
Vested	(100,000)
Forfeited/Cancelled	—
Unvested – August 31, 2015	—
Weighted average remaining life for vesting	—

The Company had no expenses for the years ended August 31, 2015 and 2014 related to vested options.

(E)

Stock Warrants

The following is a summary of the Company’s stock warrant activity for the years ended August 31, 2015 and 2014; warrants that were not exercised during the term of the warrants are shown in the below table as forfeited:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2013	5,792,702	$0.67
Granted (for debt)	480,000	$0.80
Granted (other)		—
Exercised		—
Forfeited	(334,500)	$0.80
Balance at August 31, 2014	5,938,202	$0.66
Granted (for debt)	951,500	$.35
Granted (other)	1,975,000	$.03
Exercised	—	—
Forfeited	(1,368,562)	$0.79
Balance at August 31, 2015	7,496,140	$0.42

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.03 -$1.25	7,496,140	2.36	$0.42	7,496,140	2.36	$116,500

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

Note 11 - Commitments and Contingencies

Commitments

The Company is obligated to pay the minority stockholder of Kiosk an amount equal to 3% of its gross soup sales on the first $50,000,000 in sales, 2% of sales between $50,000,000 and $75,000,000, and 1% of sales thereafter, in perpetuity. The Company was obligated to pay the minority stockholder a minimum against these sales of $225,000 per year through June 30, 2014 provided certain services to the Company were rendered. For the years ended August 31, 2015, and 2014, the Company recorded these payments as royalty expense.

On January 18, 2013, the Company granted 200,000 stock options to a consultant, having a grant date fair value of $147,588; these options have an exercise price of $0.75 and a life of 10 years. Fifty thousand (50,000) of these options vested on the grant date and fifty thousand (50,000) vested on the second anniversary of the grant date (January 18, 2014). The remaining one hundred thousand (100,000) options vest as follows: 10,000 shares vest and are then exercisable for every $1,000,000 in qualifying revenues received by the Company in connection with the consultants’ successful introduction of customers. As of August 31, 2015, none of these 100,000 shares have been earned.

Litigations, Claims and Assessments

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

On October 9, 2015, the Company settled two suits brought about by Penny Fern Hart (“Hart”) for $2,100,000. Hart dropped her suits against the Company and the Company completed the delivery of 2,750,000 shares of its Series B Preferred Stock in satisfaction of 1,100,000 in indebtedness to her. In addition, the Company agreed to pay the balance due her of $1,000,000 over three years at 5% per annum interest as follows: $10,000 per month for twelve months, $25,000 over the then next 23 months and a lump sum final payment of $305,000.

On October 15, 2015, the Company settled a suit brought about by Gourmet Sales and Marketing, LLC (“GSM”), by agreeing to pay GSM $50,000, $15,000 of which was paid on the date of settlement and $35,000 of which will be paid over twelve equal monthly payments of $2,917.

Note 12 - Income Taxes

There was no income tax expense for the years ended August 31, 2015 and 2014 due to the Company’s net losses.

At August 31, 2015, the Company has a net operating loss carry-forward of approximately $27.9 million available to offset future taxable income, which partially expiring in 2031. The current tax effect should the entire NOL be used is approximately $10.8 million. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for the years ended August 31, 2015 and 2014, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 7.1% for New York State Corporate Taxes, the blended rate used was 38.69%).

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

The valuation allowance at August 31, 2014 was approximately 10.8 million. The net change in valuation allowance during the year ended August 31, 2015 was an increase of approximately $1.6 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2015.

The effects of temporary differences that gave rise to significant portions of deferred tax assets at August 31, 2015 and 2014 are as follows:

Deferred tax assets:	2015	2014
Net operating loss carry-forward	$10,800,000	$9,200,000
Total gross deferred tax assets	10,800,000	9,200,000
Less valuation allowance	(10,800,000)	(9,200,000)
Net deferred tax assets	$—	$—

At August 31, 2015 and 2014, respectively, the Company did not record any liabilities for uncertain tax positions and the Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of August 31, 2015 will significantly change within the next 12 months.

Note 13 - Going Concern

As reflected in the accompanying financial statements, for the year ended August 31, 2015 the Company had a net loss of approximately $3 million, net cash used in operations of approximately $1.5 million, working capital deficit of approximately $8.1 million and a stockholders’ deficit of approximately $8.0 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In response to these problems, management has taken the following actions:

•	seeking additional third party convertible debt financing
•	seeking to increase sales and distribution of Tetra Pak products;
•	seeking to open new franchise locations; and
•	allocating sufficient resources to continue advertising and marketing efforts

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

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2015 and 2014

Note 14 - Subsequent Events

Since August 31, 2015, the Company issued:

•	1,250,000 shares of common stock for services having an aggregate fair value of $50,000 based on $0.04 per share

•	170,001 shares of common stock for services having an aggregate fair value of $20,000 based on the quoted closing trading prices on the date of issue.

•	1,500,000 shares of common shares for services having an aggregate fair value of $120,000 based on the quoted closing trading price on the date of issue;

•	2,374,000 shares of its Series B preferred stock at $0.20 per shares for cash proceeds of $474,800

•

2,750,000 shares of its Series B preferred stock at $0.40 per share for the conversion of $1,100,000 of the Company’s debt. These shares were part of a settlement agreement, dated October 9, 2015 with Penny Fern Hart; see Note 11, Litigations, Claims and Assessments. The settlement agreement provides that the $1,000,000 balance of the senior debt held by Hart will be payable over three years bearing a 5% annual interest rate, with a balloon payment due upon maturity, and settles all outstanding litigation between the parties.

On November 16, 2015, the Company entered into a Master License Agreement (“MLA”) with The Grilled Cheese Truck, Inc., a Nevada corporation (“GCT”). Under the terms of the agreement, GTC is to pay the Company $500,000 for the MLA. As part of the agreement, GTC considered its $100,000 note with the Company as paid in full, and the Company agreed to apply the $100,000 towards the MLA. To date, the Company has received an additional $100,000 towards the MLA, and GTC is obligated to pay the remaining $300,000 in tranches of $150,000 due January 2016, with the remaining $150,000 due in three equal installments in May 2016, November 2016 and May 2017.

Soupman, Inc. is a defendant in a lawsuit filed by Perry Trebach in New York State Supreme Court (Case Index No. 606634/2015). The plaintiffs is a holder of a series of notes issued by the Company and is seeking repayment of the notes with interest. The damages sought total $719,347.82, together with pre-judgment interest at the twenty-four (24%). The Company has filed an answer to the complaint, which contains various affirmative defenses.

On October 15, 2015, the Company settled a suit brought about by Gourmet Sales and Marketing, LLC (“GSM”), by agreeing to pay GSM $50,000, $15,000 of which was paid on the date of settlement and $35,000 of which will be paid over twelve equal monthly payments of $2,917.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer (“PEO”) and Chief Financial Officer (“PFO”) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and in order to be effective we must have additional personnel engaged in the reporting process to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting for the year ended August 31, 2015, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon their evaluation, the PEO and PFO have concluded that the Company’s internal controls over financial reporting were effective as of August 31, 2015.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal year ended August 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as the directors and executive officers of the Company. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified.  The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held with Our Company	Age	Date first Elected or Appointed
Jamieson Karson	Chairman and CEO	58	June 26, 2015
James Shipp	Director	52	June 26, 2015
Daniel Rubano	Senior VP Franchise Development and Secretary	55	December 15, 2010
Robert Bertrand	President, Chief Financial Officer and Treasurer	61	December 15, 2010
Ronald Crane	Director	66	August 13, 2013
Rocco Fiorentino	Director	60	August 13, 2013
Randy Beller	Director	57	June 26, 2015

Business Experience

The following is a brief account of the business experience of our directors and executive officers during at least the past five years, including their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Jamieson Karson, Chairman of the Board and CEO

Mr. Karson is the former Chairman of the Board and Chief Executive Officer of Steven Madden, LTD. (NASDAQ SYMBOL: “SHOO”) the global footwear, accessories and apparel company. After Steve Madden, Mr. Karson was a partner at Lightship Partners, which is a retail consulting firm. He also holds a law degree and was Senior Counsel at Dentons, the largest law firm in the world, where he specialized in corporate securities, corporate governance and crisis management.

We selected Mr. Karson to serve on our board because of his significant executive leadership, operational experience, his strong corporate governance expertise through his prior business experience and prior public company experience.

James Shipp, Chief Operating Officer, Director

Mr. Shipp is experienced in securities operations clearing, compliance and in IT platforms for securities processing. He has over 10 years of executive experience at SunGard Data Systems, ADP and Citibank and 25 years plus experience within broker dealer operations and financial services securities clearing and settlement technology. He is currently head of Business Development at Able Venture Group LLC. He earned an associate’s degree at S.U.N.Y. Delhi.

We selected Mr. Shipp to serve on our board because of his compliance background with publicly traded companies.

Daniel Rubano, Sr. Vice President Franchise, Secretary

Mr. Rubano joined our management team as Senior Vice President of Franchise Development and Operations, Secretary and a member of the Board of Directors in January 2010. He has over 25 years of franchise and restaurant experience. He was a member of Soup Kitchen International Board of Directors from 2003 until 2006. For the four years before joining our company, he was President of Ranch*1, a grilled chicken franchise, and for the last two years before joining us, President of Johnny's NY Pizza, a full service restaurant franchise, and Rollerz Wraps, a quick service salad and wrap franchise, all owned by Kahala Corporation. Prior to that, he held various positions within Kahala Corporation which included; Vice President of Blimpie/Hess Account, Director of Operations, and Franchise Sales. Kahala Corporation is the franchisor of over 3,000 restaurants under the names of Cold Stone Creamery, Ranch*1, Blimpie, Surf City Squeeze, Taco Time, Johnny's NY Pizza, Samurai Sam’s, The Great Steak and Potato Co., N'rgize and Frulatti Café. He was previously the Director of Franchise Operations for Ranch*1 from November 1996 through August 2001. Mr. Rubano brings to the board substantial experience in and perspective on consumer marketing, business operations and the food industry and extensive knowledge of our industry, having served in senior corporate positions in various food companies.

We selected Mr. Rubano to serve on our board because of his broad understanding of the operational, financial and strategic issues facing companies in our industry.

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

Randy Beller, Director

Randy Beller was a 30-year member of the New York Stock Exchange who was founder and CEO of Beller Securities Corporation and is a widely recognized expert in floor brokerage and broker dealer securities operations clearing and settlement. He earned a bachelor’s degree at S.U.N.Y. Fredonia.

We selected Mr. Beller to serve on our board because of his 30+ years of investment banking experience.

Directorships of Other Reporting Companies

None of our directors or executive officers are directors or officers of other reporting companies.

Family Relationships

There are no family relationships between our directors and executive officers.

Audit Committee and Audit Committee Financial Expert

Our board of directors acts as our audit committee. Our Board of Directors has determined that both Mr. Karson and Mr. Shipp qualify as “audit committee financial experts” as that term is used in Section 407 of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of broadcaster. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended August 31, 2015, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, except that for Jamieson Karson, a Form 3 Report was inadvertently filed late.

Code of Business Conduct

We have established and maintain a Code of Business Conduct, which is applicable to all employees, officers, and directors. Our policy is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with all applicable laws and regulations. It also communicates our expectations of our employees and helps enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the policy incorporates guidelines pertaining to topics such as environmental compliance, health and safety compliance; diversity and non-discrimination; vendor relations, employee privacy; and business continuity.

Our Code of Business Conduct and Code of Ethics for Financial Management are posted on our website, www.original soupman.com.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning the compensation paid to or earned by:

(1)	our principal executive officer and principal financial officer;
(2)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended August 31, 2015 and 2014; and
(3)

up to two additional individuals for whom disclosure would have been provided under (2) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended August 31, 2015, whom we will collectively refer to as the named executive officers of our company, except that no disclosure is provided for any named executive officer, other than our principal executive officers and principal financial officer, whose total compensation did not exceed $100,000 for the respective fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(6)	Total ($)
Jamieson Karson (1)	2015	$57,333	$—	$—	$—	$—	$57,333
Chairman and CEO	2014	$—	$—	$—	$—	$—	$—

James Shipp (2)	2015	$18,750	$—	$—	$—	$—	$18,750
COO and Director	2014	$—	$—	$—	$—	$—	$—

Lloyd Sugarman (3)	2015	$62,500	$—	$—	$—	$3,600	$66,100
Former Chairman and CEO	2014	$150,000	$—	$69,000	$—	$7,200	$262,200

Daniel Rubano (4)	2015	$70,000	$—	$—	$—	$31,353	$101,353
Sr. VP, Secretary and Director	2014	$70,000	$—	$—	$—	$36,000	$106,000

Robert Bertrand (5)	2015	$170,000	$—	$—	$—	$19,739	$189,739
President and CFO	2014	$170,000	$—	$—	$—	$27,600	$197,600

Notes:

(1)

Mr. Karson’s 2015 base salary was $57,333 (for services from his hire date to the end of the fiscal year), of which $5,538 was paid in cash, $33,333 was paid in stock and the balance of $18,462 has been accrued and is reported as related party accounts payable in note 7 of the Notes to the Consolidated Financial Statements included in “Item 8 -Financial Statements”. In future years Mr. Karson’s compensation will be $344,000 of which $144,000 will be paid in cash and $200,000 in stock.

(2)

Mr. Shipp’s 2015 base salary was $18,750 (for services from his hire date to the end of the fiscal year), of which $3,846 was paid in cash and the balance of $14,904 has been accrued and is reported as related party accounts payable in note 7 of the Notes to the Consolidated Financial Statements included in “Item 8 -Financial Statements”. In future years, Mr. Shipp’s compensation will be $150,000 of which $100,000 will be paid in cash and $50,000 in stock.

(3)

Mr. Sugarman’s 2015 base salary was $62,500, which upon his resignation, was paid in stock. His 2014 base Salary was $150,000, all of which was accrued and is reported as related party account payable in Note 7 of the Notes to the Consolidated Financial Statements included in “Item 8 - Financial Statements”.

(4)

Mr. Rubano’s 2015 base salary was $70,000, of which $21,601 was paid in cash, $24,334 in stock and $24,065 was accrued and is reported as related party account payable in Note 7 of the Notes to the Consolidated Financial Statements included in “Item 8 -Financial Statements”. Mr. Rubano’s 2014 base salary was $70,000, of which $3,000 was paid in cash and $67,000 was accrued and is reported as related party account payable in the Notes to the Consolidated Financial Statements included in “Item 8 -Financial Statements”.

(5)

Mr. Bertrand’s 2015 base salary was $170,000, of which $120,998 was paid in cash, $9,939 in stock and $39,063 was accrued and is reported as related party accounts payable in the Notes to the Consolidated Financial Statements included in “Item 8-Financial Statements” Mr. Bertrand’s 2014 base salary was $170,000, of which $100,211 was paid in cash and $69,789 was accrued and is reported as related party accounts payable in the Notes to the Consolidated Financial Statements included in “Item 8 – Financial Statements”.

(6)	All other compensation is comprised of medical premiums paid for Mr. Rubano and Mr. Bertrand and car allowances for all named executive officers.

Employment Agreements

Jamieson Karson Employment Agreement

Mr. Karson will receive 416,667 shares of the Company’s restricted common stock monthly each month for the first year of employment. The total shares granted Year 1, if employed for the entire year, will be 5,000,000 shares.

Beginning on the 13th month anniversary of his employment agreement, and for each month thereafter that Mr. Karson is employed by the Company up and through July 15, 2017, Mr. Karson will receive restricted common stock of the Company on the 15th day of each month, equal to the number of shares that equals $16,666.67, based on the closing stock price on the 15th day of each month.

Mr. Karson will also receive:

A one- time bonus of 400,000 shares of the Company’s restricted common stock if the Company’s stock trades at 25 cents or higher for 10 trading days in a 30-day period during the term of this agreement.

•	A one- time bonus of 100,000 shares of the Company’s restricted common stock if the Company’s stock trades at $1.00 or higher for 10 trading days in 30-day period during the term of this agreement.
•	A one-time bonus of 50,000 shares of the Company’s restricted common stock if the Company stock trades at $2.00 or higher for 10 trading days in a 30-day period during the term of this agreement.
•	A one- time bonus of 25,000 shares of the Company’s restricted common stock if the Company’s stock trades at $4.00 or higher for 10 trading days in a 30-day period during the term of this agreement.
•

In addition, for every new incremental $1 million in sales annually Mr. Karson will receive 5,000 restricted common shares of the Company’s stock, with a maximum amount of 500,000 shares (based on a cap of $100 million in sales).

•	The Company also agreed to reimburse Mr. Karson for his reasonable and/pre-approved business expenses and to donate $10,000 worth of its common restricted stock to a charity of Mr. Karson’s choice.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of Fiscal 2015 for each Named Executive Officer.

Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($/share)	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested
Daniel Rubano	250,000	.50	12/31/2020	—	—

Robert Bertrand	250,000	.50	12/31/2020	—	—

Aggregated Options Exercised in Last Fiscal Year

No stock options have been exercised by any director or executive officer since the date of the grant.

Compensation of Directors

The following table sets forth information for the fiscal year ended August 31, 2015 regarding the compensation of our directors who at August 31, 2015 were not also named executive officers or material employees.

Name	Fees Earned or Paid in Cash	Warrants Granted
Ron Crane(1)	$—	—
Rocco Fiorentino(2)	$—	—
James Shipp	$—	—
Randy Beller	$—	—
Pasquale Guadagno (resigned September 16, 2015)	$—	—

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock and Series B preferred stock as of November 30, 2015, for:

•	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock or Series B preferred stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission (SEC). Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the following table have sole voting and investment power with respect to all shares of common stock or Series B preferred stock that they beneficially own, subject to any contractual voting limitations.

Applicable percentage ownership is based on 73,887,342 shares of common stock and 22,890,051 shares of Series B preferred stock outstanding at November 30, 2015. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed all shares of common stock to be outstanding, subject to options, restricted stock units (RSUs) or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of November 30, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the following table is c/o Soupman, Inc., 1110 South Avenue, #100, Staten Island, NY 10314.

	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock Beneficially Owned(1)	Amount and Nature of Ownership of Series B Preferred stock	Percent of Series B preferred stock Owned(2)	% Total Voting Power(3)
Named Executive Officers and Directors:
Jamieson Karson (4)	3,333,335	4.5%	—	—	1.10%
James Shipp (5)	325,000	*	—	—	* %
Ronald Crane (6)	207,500	*	—	—	* %
Rocco Fiorientino	75,000	*	—	—	* %
Randy Beller(7)	1,750,000	2.35	175,000	*	* %
Robert N. Bertrand (8)	2,652,178	3.6%	—	—%	* %
Daniel Rubano (9)	6,749,492	9.1%	—	—%	2.1%
All officers and directors as a group (7 persons)	15,092,505	19.5%	175,000	0.8%	4.38%
Other 5% Stockholders:
Arnold Casale (10)	4,221,835	5.7%	—	—%	1.4%
Wealth Colony, LLC, 745 Hope Road, Eatontown, NJ 07724(11)	45,004,400	37.8%	4,500,440	19.7%	14.86%
Perry Trebatch, 32 Nassau Drive, Great Neck, NY 11021(12)	13,250,000	15.3%	1,250,000	5.5%	4.1%
Joseph Corso, 15 Ottavio Promenade, Staten Island, NY 10307 (13)	13,156,140	9.99%	5,781,373	25.3%	9.99%
Anthony Perosi, 420 Hoyt Ave, Staten Island, NY 10301 (14)	4,684,970	4.99%	2,000,000	8.7%	4.99%

* Less than 1%

1.	Based on 73,887,342 share of common stock as of November 30, 2015.
2.

Based on 22,890,051 shares of Series B preferred stock outstanding at November 30, 2015. Each share of Series B preferred stock is convertible into ten (10) shares of common stock and entitled to ten (10) votes per share.

3.

Based on a total of 302,787,852 votes.  Percentage of total voting power represents voting power with respect to all shares of our common stock and Series B preferred stock, as a single class. The holders of our Series B preferred stock are entitled to ten votes per share, and holders of our common stock are entitled to one vote per share.

4.

Beneficial ownership of common stock consists of 2,500,002 shares of common stock owned as of November 30, 2015 and 833,333 shares of common stock to be issued within 60 days of November 30, 2015, pursuant to his employment agreement.

5.

Beneficial ownership of common stock consists of 225,000 shares of common stock owned as of November 30, 2015 and 100,000 stock warrants that the beneficial owner has the right to exercise on the date hereof.

6.

Beneficial ownership of common stock consists of 57,500 shares of common stock as of November 30, 2015 and 150,000 stock warrants that the beneficial owner has the right to exercise on the date hereof.

7.	Beneficial ownership of common stock consists of 175,000 shares of Series B preferred stock that has right to 1,750,000 votes.
8.

Beneficial ownership of common stock consists of 2,402,178 shares of common stock owned as of November 30, 2015 and 250,000 stock options that the beneficial owner has the right to exercise on the date hereof.

9.

Beneficial ownership of common stock consists of 6,499,492 shares of common stock owned as of November 30, 2015 and 250,000 stock options that the beneficial owner has the right to exercise on the date hereof.

10.

Beneficial ownership of common stock consists of 3,971,835 shares of common stock owned as of November 30, 2015 and 250,000 stock options that the beneficial owner has the right to exercise on the date hereof.

11.	Beneficial ownership of common stock consists of 4,500,440 shares of Series B preferred stock that has a right to 45,004,400 votes.
12.	Beneficial ownership of common stock consists of 1,250,000 shares of Series B preferred stock that has a right to 12,500,000 votes.
13.

Beneficial ownership of common stock consists of 2,755,000 shares of common stock and 1,040,194 shares of Series B preferred stock convertible into 10,401,940 shares of common stock. Based on a 9.99% ownership blocker, does not include 4,741,179 shares of preferred Series B stock convertible into 47,411,790 shares of common stock.

14.

Beneficial ownership of common stock consists of 468,498 shares of Series B preferred stock convertible into 4,684,980 shares of commons stock. Based on a 4.99% blocker, does not include 1,531,502 shares of preferred series B stock, convertible into 15,315,020 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In July 2010, Al Yeganeh’s famous soup restaurant on 8th Ave and 55 Street in New York City reopened as a franchise location after being shuttered closed by Al for six years. Daniel Rubano, a Director and Senior Vice President is the owner of this franchise which has paid or has accrued to the Company royalties of $ 31,876 and $38,542 during the years ended August 31, 2014 and 2013, respectively and owes $35,327 as of August 31, 2014.

Lloyd Sugarman, our former Chief Executive Officer and former Chairman of the Board, is also a franchise owner from whom royalties due the Company were $52,252 and $48,765 during the years ended August 31, 2015 and 2014, respectively.

Daniel Rubano, our Senior VP of Franchise Development, is also an owner a franchise owner, from whom royalties due the Company were $24,363 and $25,182 during the years ended August 31, 2015 and 2014, respectively.

Ronald Crane, Rocco Fiorentino, and Randy Beller are independent directors under applicable SEC regulations.

Our board of directors reviews on an on-going basis for potential conflicts of interest, and approves if appropriate, all “related party transactions, which include all transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

MaloneBailey, LLP serves as our current independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended August 31, 2015 and 2014.

	August 31, 2015	August 31, 2014
Audit Fees and Expenses (1)	$72,000	72,000
All Other Fees	—	—
	$72,000	72,000

(1)

Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

1.	Independent Auditor’s Reports
2.	Consolidated Balance Sheets as of August 31, 2015 and 2014
3.	Consolidated Statements of Operations for the years ended August 31, 2015 and 2014
4.	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended August 31, 2015 and 2014
5.	Consolidated Statements of Cash Flows for the years ended August 31, 2015 and 2014
6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted, as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.
(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Designations for Series A(2)
3.4	Certificate of Designation for Series B(3)
4.1	2010 Stock Incentive Plan(4)
10.1	Merger Agreement between OSM Merger and Passport Arts, Inc.(2)
10.2	Agreement, dated as of April 27, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food, Inc and Al Yeganeh (5)
10.3	Amendment, dated February 20, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food, Inc and Al Yeganeh (5)
10.4	Forbearance Agreement dated May, 20,2011 (6)
10.5	Secured Guaranty dated May 20, 2011 (6)
10.6	Keepwell Agreement dated May 20, 2011 (6)
10.7	Amendment to Forbearance Agreement dated August 1, 2012 (9)
10.8	Endorsement Agreement, by and between Mine O’Mine, Inc. and the Company, dated as of July 29, 2011(7)
10.9	Employment Agreement of Tim Gannon dated June 13, 2012 (8)
10.10	Employment Agreement of Lloyd Sugarman dated April 22, 2012 (11)
10.11	Warrant Agreement with Legend Securities (12)
10.12	Settlement Agreement with Penny Hart (13)
21.1	Subsidiaries (10)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1) *
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1) *
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1) *
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1) *

*	Filed herewith

(1)	Incorporated by reference from our registration statement on Form S-1 filed on October 26, 2009
(2)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on December 20, 2010
(3)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on January 8, 2015
(4)	Incorporated by reference from our registration statement on Form S-8 filed on February 2, 2011
(5)	Incorporated by reference from our quarterly report on Form 10-Q filed on April 19, 2011
(6)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 25, 2011

(7)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 21, 2011
(8)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on June 13, 2012
(9)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 6, 2012
(10)	Incorporated by reference from our Form 10-K/A filed with the Securities and Exchange Commission on August 28, 2013
(11)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on April 26, 2013
(12)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on February 25, 2015
(13)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on November 20, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SOUPMAN, INC.

Date: December 15, 2015	By:	/s/ Robert Bertrand
Robert Bertrand
President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 15, 2015	By:	/s/ Jamieson Karson
Jamieson Karson
Chairman and C
(Principal Executive Officer)

Date: December 15, 2015	By:	/s/ Robert Bertrand
Robert Bertrand
President and Chief Financial Officer
(Principal Financial Officer)

Date: December 15, 2015	By:	/s/ Ron Crane
Ron Crane
Director

Date: December 15, 2015	By:	/s/ Rocco Fiorentino
Rocco Fiorentino
Director

Date: December 15, 2015	By:	/s/ James Steven Shipp
James Steven Shipp
Director

Date: December 15, 2015	By:	/s/ Randy Beller
Randy Beller
Director