Form 10-Q
period 2015-11-30
SOUPMAN, INC.
filed 2016-01-19
CIK 1475273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

Number of shares of common stock outstanding as of January 19, 2016 is 73,890,063.

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Soupman, Inc. and Subsidiaries

Consolidated Balance Sheets

	November 30, 2015	August 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$226,332	$611,354
Accounts receivable - net	276,200	180,766
Inventory	231,436	358,934
Prepaid expenses	44,182	47,506
Total Current Assets	778,150	1,198,560

Property and equipment - net	7,199	8,438

Accounts receivable - related parties - net	5,414	—
Due from franchisees	41,272	16,273
Due from other	115,000	—
Intangible assets - net	210	1,577
Other	4,800	4,800
Total Other Assets	166,696	22,650

Total Assets	$952,045	$1,229,648

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$4,127,594	$4,319,988
Accounts payable and accrued liabilities - related parties	165,858	196,709
Convertible debt - net of discount	1,296,597	1,296,597
Current portion of non convertible debt - net of discount	2,250,967	3,082,563
Obligation to issue shares	158,800	—
Deferred revenue	189,249	118,750
Derivative liabilities	117,101	239,748
Total Current Liabilities	8,306,166	9,254,355

Long Term Liabilities
Non convertible debt	830,000	—
Total Long Term Liabilities	830,000	—

Total Liabilities	9,136,166	9,254,355

Stockholders' Deficit
Series A convertible preferred stock, par value $0.001; 2,500,000 shares authorized, 878,639 and 881,360 issued and outstanding	879	882
Series B convertible preferred stock, par value $0.001; 20,000,000 shares authorized, 19,596,051 and 18,141,051 issued and outstanding	19,596	18,141
Common stock, par value $0.001; 75,000,000 shares authorized, 73,890,063 and 70,967,340 issued and outstanding	73,891	70,968
Additional paid in capital	17,887,010	17,410,385
Accumulated deficit	(25,487,223)	(24,821,607)
Total Stockholders' Deficit	(7,505,847)	(7,321,231)
Noncontrolling interest	(678,274)	(703,476)
Total Deficit	(8,184,121)	(8,024,707)

Total Liabilities and Stockholders' Deficit	$952,045	$1,229,648

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended November 30,
	2015	2014

Revenue
Soup sales - net	$572,297	$600,234
Franchise sales - net	101,431	—
Franchise royalties	47,934	41,250
Total revenue	721,662	641,484

Cost of sales	397,350	573,797

Gross profit	324,312	67,687

Operating expenses:
General and administrative	714,284	508,811
Royalty	18,249	18,067
Total operating expenses	732,533	526,878

Loss from operations	(408,221)	(459,191)

Other income (expense)
Interest expense	(100,660)	(306,719)
Gain on settlement of accounts payable - net	21,062	—
Loss on settlement of debt	(275,242)	—
Change in fair value of derivative liabilities	122,647	(349,713)
Total other expense	(232,193)	(656,432)

Net loss including non controlling interest	(640,414)	(1,115,623)
Net income attributable to noncontrolling interest	25,202	6,796
Net loss attributable to Soupman	$(665,616)	$(1,122,419)

Basic and diluted loss per share:	$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the period - basic and diluted	72,277,520	48,071,302

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statement of Stockholders 'Deficit

Three Months Ended November 30, 2015

(Unaudited)

	Preferred Series A		Preferred Series B		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, August 31, 2015	881,360	$882	18,141,051	$18,141	70,967,340	$70,968	$17,410,385	$(24,821,607)	$(703,476)	$(8,024,707)

Stock based compensation ($0.04/ share)	—	—	—	—	1,250,001	1,250	48,750	—	—	50,000

Issuance of common stock for services rendered ($0.09 - $0.14 /share)	—	—	—	—	170,001	170	19,830	—	—	20,000

Issuance of common stock in settlement of debt ($0.08 /share)	—	—	—	—	1,500,000	1,500	118,500	—	—	120,000

Issuance of Series B preferred stock for cash ($0.20 /share)	—	—	1,455,000	1,455	—	—	289,545	—	—	291,000

Conversion of Series A preferred stock to common stock	(2,721)	(3)	—	—	2,721	3	—	—	—	—

Net loss	—	—	—	—	—	—	—	(665,616)	25,202	$(640,414)

Balance, November 30, 2015	878,639	$879	19,596,051	$19,596	73,890,063	$73,891	$17,887,010	$(25,487,223)	$(678,274)	$(8,184,121)

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended November 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(640,414)	$(1,115,623)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,239	1,261
Amortization of intangibles	1,367	4,717
Amortization of debt discount	—	183,482
Amortization of debt issue cost	—	9,073
Stock based compensation	50,000	45,304
Stock issued for services	20,000	33,600
Stock issued to settle debt	120,000	—
Change in fair market value of derivative liabilities	(122,647)	349,713
Gain on settlement of accounts payable	(21,062)	—
Loss on settlement of debt	155,242	—
Due from other	(115,000)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(95,434)	(57,645)
Accounts receivable - related party	(5,414)	(19,999)
Inventory	127,498	70,000
Prepaid expenses	3,324	22,617
Other assets	—	4,892
Accounts payable and accrued liabilities	(158,832)	53,329
Accounts payable and accrued liabilities - related parties	(30,851)	119,729
Deferred franchising revenue	70,499	(4,000)
Net Cash Used in Operating Activities	(640,485)	(299,550)

Cash Flows From Investing Activities:
Due from franchisee	(24,999)	—
Due from franchisees - related party	—	(16,000)
Net Cash Used in Investing Activities	(24,999)	(16,000)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	—	383,500
Proceeds from issuance of Series B preferred stock for cash	291,000	—
Obligation to issue shares of Series B for cash	158,800	—
Repayment of debt and accrued interest	(169,338)	(51,379)
Net Cash Provided by Financing Activities	280,462	332,121

Net increase (decrease) in cash	(385,022)	16,571
Cash at beginning of year	611,354	14,179
Cash at end of period	$226,332	$30,750

(Continued)

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Three Months Ended November 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1,000
Cash paid for taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Reclassification of accrued commissions to debt	$12,500	$—
Conversion of Series A preferred stock to common stock	$3	$—
Debt discount recorded on derivatives	$—	$300,000
Common stock issued in connection with debt financing	$—	$83,973

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015

(Unaudited)

Note 1 - Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America,  the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting  the instructions to Form 10-Q,  and Article 8-03 of Regulation S-X. Accordingly, they may not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2015, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2015. The interim results for the period ended November 30, 2015 are not necessarily indicative of results for the full fiscal year.

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 – Observable inputs that reflect quoted market prices in active markets for identical assets or liabilities.
•

Level 2 - Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	November 30, 2015	August 31, 2015
Derivative liabilities (balance)	$117,101	$239,748

The Level 3 valuation relates to derivative liabilities measured using management's estimates of fair value as well as other significant inputs, such as volatility and risk free interest rate, which may be unobservable. See Note 3.

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values at November 30, 2015 and August 31, 2015, respectively, due to the short-term nature of these instruments.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015

(Unaudited)

Note 2 - Debt

Debt consists of the following at November 30, 2015 and August 31, 2015:

Description	November 30, 2015	August 31, 2015
A. Unsecured convertible debt – derivative liabilities	$1,296,597	$1,296,597
Less : debt discount	—	—
Convertible debt – net	1,296,597	1,296,597

B. Unsecured convertible debt – non-derivatives	—	—
Less : debt discount	—	—
Convertible debt – net	—	—

C. Unsecured demand/term debt	1,445,725	382,563

D. Secured debt	1,635,242	2,700,000

Total debt	$4,377,564	$4,379,160

Debt in default consists of secured and unsecured notes totaling approximately $1.9 million and $2.6 million at November 30, 2015 and August 31, 2015, respectively.

The corresponding debts above are more fully discussed below:

(A)

Unsecured Convertible Debt – Derivative Liabilities

Description	November 30, 2015	August 31, 2015
Carry forward balance	$1,296,597	$1,533,154
Borrowings	—	300,000
Repayment of derivative debt	—	(32,692)
Conversion of derivative debt to stock	—	(790,712)
Reclassification of convertible debt to derivative debt due to tainting	—	286,847
Ending balance	$1,296,597	$1,296,597

A summation of derivative debt issued during the three months ended November 30, 2015 and the year ended August 31, 2015, respectively, are set out below:

Description	Information	November 30, 2015	August 31, 2015
Interest Rate			10%
Maturity Date(s)			Oct. 6, 2016
Series 10	10% per annum interest; convertible on demand at $0.04		300,000
Series 5	Converted to a derivative after 180 days; see note 2(b).		—

Total derivative debt at November 30, 2015 and August 31, 2015 consists of the following.

Description	Information	November 30, 2015	August 31, 2015
Series 2	Convertible at $1.00 per share	$120,000	$120,000
Series 3	Convertible at $0.75 per share	72,500	72,500
Series 4	Convertible at $0.75 per share	724,097	724,097
Series 7	Convertible at $0.60 per share	280,000	280,000
Series 8	Convertible at $0.40 per share	100,000	100,000

Total		$1,296,597	$1,296,597

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015

(Unaudited)

(B)

Unsecured Convertible Debt – Non-derivatives

Description	November 30, 2015	August 31, 2015
Carry forward balance	$—	$1,378,207
Borrowings	—	83,500
Repayment of convertible debt	—	(631,819)
Conversion of convertible debt to stock	—	(844,250)
Gain on debt settlement	—	(48,791)
Reclassification of convertible debt to derivative due to tainting	—	63,153
Ending balance	$—	$—

A summation of unsecured convertible non-derivative debt issued during the three months ended November 30, 2015 and the year ended August 31, 2015, respectively, are set out below:

Description	Information	November 30, 2015	August 31, 2015
Interest rate			8%
Default interest rate			N/A
Term			9 months
Maturity			Sep. 5, 2014 to June 9, 2015
Series 5 debt	Zero percent (0%) interest if repaid within 3 months; Convertible at the lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the loan date		—
Series 7 debt	1-year, 12% interest, fixed conversion at $0.60		—
Series 8 debt	24 month, 8% interest, fixed conversion at $0.40		—
Series 9 debt	9 month, 8% interest, convertible after 180 days at $0.02 per share.	$	$83,500

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015

(Unaudited)

(C)

Unsecured Demand/Term Debt

Unsecured demand notes consist of the following at November 30, 2015 and August 31, 2015:

Description	November 30, 2015	August 31, 2015
Carry forward balance	$382,563	$833,192
Borrowings	—	100,000
Repayments	(49,338)	(150,629)
Conversion into master license agreement	(100,000)	—
Conversion of demand debt to stock	—	(50,000)
Rollup of accrued commissions to term debt	12,500	—
Reclassification from secured debt	1,200,000	—
Reclassification to derivative debt due to tainting	—	(350,000)
Ending balance	$1,445,725	$382,563

On November 16, 2015, the Company entered into a Master License Agreement (“MLA”) with The Grilled Cheese Truck, Inc., a Nevada corporation (“GCT”). As part of the agreement, GCT considered its $100,000 note with the Company as paid in full, and the Company agreed to apply the $100,000 towards the MLA.

Unsecured demand notes consisted of the following at November 30, 2015 and August 31, 2015:

Information	Maturity	November 30, 2015	August 31, 2015
Represents current unsecured demand debt	Nov. 6, 2014 – Sep. 30, 2015	$203,642	$335,063
Represents an advance from a third party	Due on demand	10,000	10,000
Represents debt previously listed as secured debt	Due on demand	1,200,000	—
The Company settled litigation in this matter during the period; see Note 5.	Settled	32,083	37,500
Total		$1,445,725	$382,563

During the quarter ended November 30, 2015, the Company settled a debt dispute with GSM for $50,000 plus 1,500,000 shares of common stock, having a fair value of $120,000 based upon the quoted closing price of the Company’s common stock on the date of the settlement. The Company recorded a loss of $120,000 on the issuance of the shares and a gain on settlement of accounts payable brought about by the reduction of accrued commissions due GSM of $9,474; the remaining accrued commissions were reclassed to debt.  The value of the shares was recognized as part of loss on settlement of debt during the period. See note 5.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015

(Unaudited)

(D)

Secured Debt

Description	November 30, 2015	August 31, 2015
Carry forward balance	$2,700,000	$2,700,000
Additional debt brought about in debt settlement	155,242	—
Repayment of debt	(20,000)	—
Reclassification to unsecured debt	(1,200,000)	—
Ending balance	$1,635,242	$2,700,000

During the quarter ended November 30, 2015, the Company settled a debt dispute with Penny Hart. In connection with this debt, Hart has agreed to convert $1,100,000 of the debt into shares of the Company’s stock, which will be reflected in our 10-Q for the period ending February 28, 2015. The Company incurred a loss of $155,242 in connection with this settlement, which is shown as a loss on settlement of debt on the Company’s statement on operations. See Note 5.

Secured debt consisted of the following activity and terms for the three months ended November 30, 2015 and the year ended August 31, 2015, respectively:

Information	November 30, 2015	August 31, 2015
Interest Rate	5.00%	12.75%
Maturity	November 9, 2018	Aug. 8, 2014
Secured by all the assets of OSM	$1,635,242	$2,700,000

(E)

Debt discount

	November 30, 2015	August 31, 2015
Total outstanding debt	$4,377,564	$4,379,160
Carry forward debt discount – net	—	(335,318)
Debt discount	—	(316,102)
Amortization of debt discount	—	621,009
Reclassification of debt discount	—	30,411
Debt – net	$4,377,564	$4,379,160

The Company records debt discount relating to its derivative debt to the extent of gross proceeds raised in its debt financing transactions, and immediately expenses the remaining value of the derivative if it exceeded the gross proceeds of the note. No derivative expenses were incurred during the three months ended November 30, 2015.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015

(Unaudited)

Note 3 - Derivative Liabilities

The Company identified conversion features embedded within convertible debt and/or warrants issued during the three months ended November 30, 2015 and the year ended August 31, 2015, respectively, (see Note 2(A)).

The fair value of the Company’s derivative liabilities at November 30, 2015 and August 31, 2015 is as follows.

	November 30, 2015	August 31, 2015
Carry forward balance	$239,748	$180,418
Fair value at the commitment date for convertible debt	—	880,552
Loss on debt extinguishment	—	198,132
Fair value mark-to-market adjustment	(122,647)	(817,223)
Reclassification of derivative associated with convertible debt that was settled	—	(202,131)
Derivative liabilities (balance)	$117,101	$239,748

The fair value at the commitment and re-measurement dates for convertible debt and warrants that are treated as derivative liabilities were based upon the following management assumptions for the three months ended November 30, 2015:

	Commitment Date	Re-measurement Date
Exercise price	N/A	$0.35 - $1.00
Expected dividends	N/A	0%
Expected volatility	N/A	132%-237%
Expected term: convertible debt and warrants	N/A	1 week to 6 months
Risk free interest rate	N/A	0.11%-0.27%

Note 4 - Stockholders’ Deficit

(A)

Series A – Convertible Preferred Stock

Series A convertible preferred stock consists of the following activity for the three months ended November 30, 2015:

Balance – August 31, 2015	$881,360
Conversion to common stock	(2,721)
Balance – November 30, 2015	$878,639

No gain or loss was recorded in the conversion of preferred to common stock.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015

(Unaudited)

(B)

Series B – Convertible Preferred Stock

Series B convertible preferred stock consists of the following activity for the three months ended November 30, 2015:

			Range of value
Type	Shares	Fair value	per share
Balance – August 31, 2015	18,141,051	$4,501,382
Shares issued for cash	1,455,000	291,000	$0.20
Balance – November 30, 2015	19,596,051	$4,792,382

During the three months ended November 30, 2015, the Company sold 794,000 shares of its Series B preferred stock for cash; however, the shares are not included above because the Company did not have sufficient authorized and unissued shares. The Company recorded the fair value of the shares on its Balance Sheet under “obligation to issue shares”.

At November 30, 2015 and August 31, 2015, the effective conversion rate of the Company’s Series B preferred shares was less than the market price of the underlying common stock when issued but the Company lacked available common shares to allow Series B shareholders to convert their shares into common shares. These factors created a contingent beneficial conversion feature (“BCF”), which will be accounted for when the contingency is relieved, so long as the effective conversion rate of the Company’s Series B is less than the market price of the underlying common stock when the contingency is relieved.

For the quarter ended November 30, 2015 and the year ended August 31, 2015, the Company had contingent BCFs of $246,000 and $2.3 million.

(C)

Common Stock

For the three months ended November 30, 2015, the Company issued the following shares of common stock:

	2015		Range of value
Type	Shares	Fair value	per share
1. Stock issued for compensation	1,250,001	$50,000	$0.04
2. Stock issued for services	170,001	$20,000	$0.09 - $0.14
3. Stock issued in connection with debt settlement (see Note 2)	1,500,000	$120,000	$0.08

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015

(Unaudited)

(D)

Stock Options

There were no stock options issued for the three months ended November 30, 2015.

The following is a summary of the Company’s stock option activity for the three months ended November 30, 2015.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2015	1,975,000	$0.53	5.44 years	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance – November 30, 2015	1,975,000	$0.53	5.19 years	—
Exercisable – November 30, 2015	1,975,000	$0.53	5.19 years	—
Grant date fair value of options granted		$147,588
Weighted average grant date fair value		$0.75

Outstanding options held by related parties (November 30, 2015)	1,450,000
Exercisable options held by related parties (November 30, 2015)	1,450,000

For the three months ended November 30, 2015, the Company had no expenses related to vested options.

(E)

Stock Warrants

The following is a summary of the Company’s stock warrant activity for the three months ended November 30, 2015. Any warrants that were not exercised during the term of the warrants are shown in the below table as forfeited:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2015	7,496,140	$0.42
Granted (for debt)	—	—
Granted (other)	—	—
Exercised	—	—
Expired	(246,250)	—
Balance at November 30, 2015	7,249,890	$0.41

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.03 - $1.25	7,249,890	2.18	$0.41	7,249,890	2.18	$116,500

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015

(Unaudited)

Note 5 - Commitments and Contingencies

Litigations, Claims and Assessments

On October 9, 2015, the Company settled its litigation with Penny Fern Hart for $2.1 million. As part of the settlement, $1.1 million of the amount will be converted into 2,750,000 shares of the Company’s Series B preferred stock at $0.40 per share. The settlement agreement provides that the remaining $1,000,000 is payable at $10,000 per month over three years bearing a 5% annual interest rate, with a balloon payment of the then remaining balance due upon maturity. As part of this transaction, the Company incurred a loss on the settlement of $155,242 for the three months ended November 30, 2015.

On October 15, 2015, the Company settled its litigation with Gourmet Sales and Marketing, LLC (“GSM”), by agreeing to pay GSM $50,000, $15,000 of which was paid on the date of settlement and $35,000 of which will be paid over twelve equal monthly payments of $2,917. As part of this transaction, the Company had a gain on the settlement of $9,474 for the three months ended November 30, 2015.

On October 15, 2015, Perry Trebatch filed suit against the Company in the Supreme Court of the City of New York (Case Index 606634/2015) to collect on notes totaling $719,348 plus interest. The Company filled a response on November 15, 2015 and is currently negotiating with Trebatch.

Note 6 - Going Concern

As reflected in the accompanying financial statements, for the three months ended November 30, 2015 the Company had a net loss including non-controlling interest of approximately $640,000, net cash used in operations of approximately $640,000, working capital deficit of approximately $7.5 million and a stockholders’ deficit of approximately $8.1 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management's plans, which may include the raising of capital through equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues will be insufficient to meet its cash needs for the next twelve months. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

In response to these problems, management has taken the following actions:

•	seeking additional equity financing for operations, marketing and potential acquisitions
•	seeking to increase sales and distribution of Tetra Pak products;
•	seeking to open new franchise locations nationally through our new master license agreement with GCT; and
•	allocating sufficient resources to continue advertising and marketing efforts

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

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2015

(Unaudited)

Note 7 - Subsequent Events

Since November 30, 2015, the Company issued 125,000 shares of its Series B preferred stock at $0.20 per shares for cash proceeds of $25,000.

On December 31, 2015, the Company entered into a new employment agreement with their CEO. See The Company’s 8-K filed January 5, 2016.

On January 15, 2015, Soupman, Inc. (the “Company”) filed with the Delaware Secretary of State a Certificate of Designations for Series C Convertible Preferred Stock authorizing the Company to issue up to 2,500,000 shares par value ($0.001); the Certificate of Designation became effective on January 15, 2015 and carried certain liquidation and conversion rights. A copy of the Certificate of Designations is attached hereto as exhibit 3.1.

On January 15, 2015, a shareholder holding 3,450,000 Series B preferred shares, swapped these for 1,725,000 Series C shares.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the quarter ended November 30, 2015 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K.

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

We manufacture and sell soups under the brand name “Original Soupman”. Our soups can be purchased in national supermarket chains such as Kroger, Publix, Safeway in shelf stable Tetra Recart packaging allowing for maximum shelf life and freshness in every carton. The annual market size for soup sales to grocery and chain stores in the US is approximately $6.4 billion.

We also sell our Original Soupman soups in flash-frozen “heat ‘n serve” pouches to our franchisees such as our flagship store at 55th street and 8th avenue, the Mohegan Sun Casino in Connecticut, Mohegan Sun Resorts in Atlantic City New Jersey and at the Original Soupman and Delicatessen at Roosevelt Field mall in Long Island, New York, and to educational institutions (such as the New York City Public school system). In addition to our soups, we sell to our educational institution customers, various vegetarian items such a Mexicali Beans, Stewed Pinto Beans and Curried Chick Peas with Tomatillos, which are low in fat, low in sodium and high in dietary fiber.

Executive Summary

This Executive Summary provides significant highlights from the discussion and analysis that follows. Each balance sheet comparison compares November 30, 2015 (the end of the current quarter) to August 31, 2015 (the end of the Company’s prior fiscal year). Each income statement comparison compares November 30, 2015 (the end of the Company’s first quarter of fiscal 2016) to November 30, 2015 (the end of the Company’s first quarter of fiscal 2015).

•	Accounts payable and accrued liabilities decreased 5% or approximately $223,000.

•	Revenue increased 12% due primarily an increase in sales to grocery stores and franchise sales and the reduction of slotting fees in the current quarter.

•	Tetra sales increased 63%, or approximately $165,000.

•	Administrative expenses increased 40% or approximately $205,000 due primarily to increases in compensation expense related to the addition of senior management and professional fees.

•	Net loss decreased 41% or approximately $457,000, due in part to higher margins and lower other expenses.

•	Loss per share decreased 50% from $0.02 per share to $0.01 per share.

Year-over-year comparability of earnings and earnings per share

The following items affected the comparability of year-over-year earnings and earnings per share:

•	In the first quarter of 2016, we posted a gain on the settlement of accounts payables of $21,062.

•	In the first quarter of 2016, we posted a loss on the settlement of debt of $275,242, which includes $120,000 for shares issued.

Net loss attributable to noncontrolling interests

We own 80% controlling interest in KIOSK; the remaining 20% is owned by Al Yeganeh, from whom we license our soup recipes. The noncontrolling interests' share in the net loss was included in net loss attributable to noncontrolling interests in the consolidated statements of operations.

DISCUSSION AND ANALYSIS

Results of Operations – Three Months Ended November 30, 2015 and 2014

There were no unusual or infrequent events or transactions, or significant economic changes that materially affected the amount of reported income or expenses from operations and nor is the Company aware of any known uncertainties that it reasonably expects will have a material impact income or expenses from operations, other than in the normal course of business such as seasonality.

The following table summarizes our operating results for the three months ended November 30, 2015 and 2014; all amounts have been rounded to the nearest thousandth.

	2015	2014
Revenue	$722,000	$641,000
Cost of Sales	397,000	573,000
Gross Profit	325,000	68,000
Operating Expenses	733,000	527,000
Loss From Operations	(408,000)	(459,000)
Other Income (Loss)	(232,000)	(656,000)
Net Loss (including non-controlling interest)	$(640,000)	$(1,116,000)

Soup sales

Soup sales accounted for approximately 79% and 94% of overall revenue for the three months ended November 30, 2015 and 2014, respectively, while franchise activities accounted for the remaining 21% and 6%, respectively. Our year-over-year revenues increased approximately 12%.

The following table summarizes our soup sales for the three months ended November 30, 2015 and 2014; all amounts have been rounded to the nearest thousandth. Soup sales are net of slotting fees (a onetime fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts (early payment discounts).

	2015		2014
	Sales	% of total sales	Sales	% of total sales
Grocery store sales - net of slotting, and early payment	$425,000	74%	$260,000	43%
Educational Institutions – net of early payment	58,000	10%	157,000	26%
Franchises – net of early payment	89,000	16%	183,000	31%
	$572,000		$600,000

Our year-over-year increase in our grocery store sales is primarily attributable to the acquisition of new customers and the nonexistence of slotting fees. Our year-over-year decrease in sales to educational institutions is primarily attributable to lower sales to the city of NY’s school system. Our year-over-year decrease in our sales to our franchisees was primarily due to a lack of capital in the first part of the quarter to produce adequate varieties of our soups for franchisees.

Cost of Sales

The following table summarizes our cost of sales for the three months ended November 30, 2015 and 2014; all amounts have been rounded to the nearest thousandth. Cost of sales represents costs associated with soup sales only; the Company has no cost of sales associated with franchise activities.

	2015		2014
	Costs	Margin	Costs	Margin
Grocery Stores	$260,000	39%	$288,000	-9%
Educational Institutions	42,000	28%	113 000	28%
Franchisees	65,000	27%	134,000	24%
Freight	30,000	5%	38,000	6%
Total	$397,000	69%	$573,000	96%

Our year-over-year cost of sales as a percent of soup sales (exclusive of slotting fees and early payment discounts) was approximately 69% and 70%.

Operating Expenses

Year over year operating expenses increased approximately 40% or approximately $205,000. The increase was primarily attributable to an increase in compensation and other professional fees.

The following table summarizes major components of our operating expenses for the quarter ended November 2015 and 2014; all amounts have been rounded to the nearest thousandth.

	2015	2014
Compensation expense	278,000	198,000
Professional fees	171,000	75,000
Stock based compensation	—	45,000
Marketing/Advertising/Branding/Public Relations/Promotions	114,000	58,000
Travel	45,000	30,000
Insurance	27,000	57,000

Other Income (Expense)

Year-over-year other expenses decreased approximately 65%, from approximately $656,000 in the first quarter of 2015 to approximately $232,000 in the first quarter of 2016. This decrease was primarily attributable to an approximately 67% or $206,000 decrease in interest expense and an approximately 135% or $472,000 decrease in the change in the fair value of derivatives, offset by a loss on the settlement of debt of approximately $275,000.

Operating Loss

Year-over-year operating loss decreased approximately 42% due to the various factors discussed above, which impacted revenue, cost of sales, gross profit and operating expenses. Our year-over-year basic and diluted net loss per share decreased by $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations and investments in our company. We believe that our sources of financing will be adequate to meet our requirements for the next twelve months.

We used cash from operations of approximately $525,000 during the three months ended November 30, 2015, compared to approximately $300,000 during the three months ended November 30, 2014.

We received proceeds of approximately $450,000 from the issuance of Series B Preferred shares during the quarter ended November 30, 2015 and repaid debt of approximately $170,000 compared to the issuance of debt of approximately $384,000 during the quarter ended November 30, 2014.

The following table summarizes our working capital as of November 30, 2015 and August 31, 2015; all amounts have been rounded to the nearest thousandth.

	November 30, 2015	August 31, 2015
Current assets	$778,000	$1,199,000
Current liabilities	8,306,000	9,254,000
Working capital (deficit)	$(7,528,000)	$(8,055,000)

At November 30, 2015, we had cash and cash equivalents of approximately $226,000 as compared to approximately $611,000 at August 31, 2015.  During the three months ended November 30, 2015, our working capital deficit decreased approximately $528 thousand, primarily attributable to a decrease in accounts payable of approximately $223,000 and a decrease in derivative liabilities of approximately $123,000, offset by decreases in cash and inventory of approximately $385,000 and $127,000, respectively.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of approximately $8.2 million through November 30, 2015 and have incurred a net loss including non-controlling interest of approximately $640,000 for the three months ended November 30, 2015.  We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At November 30, 2015, we had short-term debt of approximately $3.5 million and a working capital deficit of approximately $7.5 million. These factors raise doubt about our ability to continue as a going concern.

We expect to spend capital in connection with implementing our business strategy, including the promotion of our shelf stable Tetra Pak, our advertising and marketing campaigns and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

While we believe we will need to raise between $10 and $15 million to implement our full business strategy, we believe that if we are able to raise no less than $2.5 million during the next quarter, it will be sufficient to support our normal operations for the next 12 months. If we are unable to raise the entire $10 and $15 million, we will not be able to make potential acquisitions, may have to reduce our marketing and promotion efforts and potentially the size of our operations as well, unless current sales increase enough to support implementing our full business plan. We believe that at $5 million in sales, our operations would be self-sustaining and cash flow positive. We use co-packers to manufacture our products, have no brick and mortar, rent very modest space and only have seven full time employees therefore, many of our fixed costs are minimal and will remain unchanged regardless of how much money we are able to raise. If we are forced to reduce our marketing and promotion efforts and/or size of our operations because we are unable to raise the entire $2.5 million or pay outstanding notes, and current sales do not increase enough to support implementing our business plan, our revenues will likely be less than had we been able to implement our full program, and as a direct result our income may suffer, and may not be sufficient to cover our negative cash flow, negatively affecting our liquidity.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.      Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including its CEO the Principal Executive Officer and its CFO the Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. The underlying cause of the material weakness is the lack of accounting personnel to allow for checks and balances of certain financial transactions. The Company, with the oversight of management and its independent directors, plans to implement the following additional measures to remediate the underlying cause of the material weakness: (i) the hiring of additional accounting personnel, and (ii) the further engagement of our outside professional accounting advisor or another such person with the requisite accounting expertise.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

On October 9, 2015, the Company settled its litigation with Penny Fern Hart for $2.1 million. As part of the settlement, $1.1 million of the amount will be converted into 2,750,000 shares of the Company’s Series B preferred stock at $0.40 per share. The settlement agreement provides that the remaining $1,000,000 is payable at $10,000 per month over three years bearing a 5% annual interest rate, with a balloon payment of the then remaining balance due upon maturity. As part of this transaction, the Company incurred a loss on the settlement of $155,242 for the three months ended November 30, 2015.

On October 15, 2015, the Company settled its litigation with Gourmet Sales and Marketing, LLC (“GSM”), by agreeing to pay GSM $50,000, $15,000 of which was paid on the date of settlement and $35,000 of which will be paid over twelve equal monthly payments of $2,917. As part of this transaction, the Company had a gain on the settlement of $9,474 for the three months ended November 30, 2015.

On October 15, 2015, Perry Trebatch filed suit against the Company in the Supreme Court of the City of New York (Case Index 606634/2015) to collect on notes totaling $719,348 plus interest. The Company filled a response on November 15, 2015 and is currently negotiating with Trebatch.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended November 30, 2015, we issued 1,250,001 shares of common stock for services rendered with a value of $50,000 based on an issue price of $0.04 per share.  We also issued 170,001 shares of common stock with a fair market value of $20,000 based upon the quoted closing trading prices on the issue dates.  Additionally we issued 1,500,000 shares of common stock upon the settlement of debt with a fair market value of $120,000 based on the quoted closing price on the date of the agreement. We also issued 2,721 shares of common stock for the conversion of Series A preferred stock into common stock.

The Company also issued 1,455,000 shares of Series B convertible preferred stock at an issuance price of $0.20 per share for proceeds of $291,000.

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

Item 3.      Defaults upon Senior Securities.

None.

Item 4.      Mine Safety Disclosure.

Not Applicable

Item 5.      Other Information.

None.

Item 6.      Exhibits.

Exhibit
Number	Description

3.1*	Certificate of Designation for Series C preferred shares

31.1*	Certification of the Principal Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance

101.XSD**	XBRL Schema

101.CAL**	XBRL Calculation

101.DEF**	XBRL Definition

101.LAB**	XBRL Label

101.PRE**	XBRL Presentation

———————

*       Filed herewith

**     Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUPMAN, INC.

Date: January 19, 2016	By:	/s/ Jamieson Karson
Jamieson Karson
Chief Executive Officer and Director (Principal Executive Officer)

SOUPMAN, INC.

Date: January 19, 2016	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO
(Principal Financial Officer)