Form 10-K/A
period 2015-08-31
SOUPMAN, INC.
filed 2016-03-25
CIK 1475273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

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

As of December 15, 2015, the registrant had 73,887,342 shares of common stock outstanding.

Documents incorporated by reference: None

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our 10-K for the year ended August 31, 2015 on Form 10-K/A to: (i) correct a typographical error on the cover page which now, as corrected, states that we had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (ii) correct a scrivener error in Item 9A Controls and Procedures which now, as corrected, clarifies that our internal controls over financial reporting were not effective; and (iii) include our auditor’s consent for the inclusion of our audited financial statements in our registration statement on Form S-8 filed on February 4, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“PEO”) and Chief Financial Officer (“PFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our PEO and PFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in the report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management, including the PEO and PFO, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

Management, including the PEO and PFO, has conducted an evaluation of the effectiveness of our internal control over financial reporting for the year ended August 31, 2015, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon their evaluation, the PEO and PFO have concluded that the Company’s internal controls over financial reporting were not effective as of August 31, 2015 due to a lack of segregation of duties. In order to be effective we must hire additional personnel to assist in the financial reporting process and to create a new layer of internal review at the Company.

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

ITEM 9B. OTHER INFORMATION.

None.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

1.	Independent Auditor’s Reports
2.	Consolidated Balance Sheets as of August 31, 2015 and 2014
3.	Consolidated Statements of Operations for the years ended August 31, 2015 and 2014
4.	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended August 31, 2015 and 2014
5.	Consolidated Statements of Cash Flows for the years ended August 31, 2015 and 2014
6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted, as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.
(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Designations for Series A(2)
3.4	Certificate of Designation for Series B(3)
4.1	2010 Stock Incentive Plan(4)
10.1	Merger Agreement between OSM Merger and Passport Arts, Inc.(2)
10.2	Agreement, dated as of April 27, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food, Inc and Al Yeganeh (5)
10.3	Amendment, dated February 20, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food, Inc and Al Yeganeh (5)
10.4	Forbearance Agreement dated May, 20,2011 (6)
10.5	Secured Guaranty dated May 20, 2011 (6)
10.6	Keepwell Agreement dated May 20, 2011 (6)
10.7	Amendment to Forbearance Agreement dated August 1, 2012 (9)
10.8	Endorsement Agreement, by and between Mine O’Mine, Inc. and the Company, dated as of July 29, 2011(7)
10.9	Employment Agreement of Tim Gannon dated June 13, 2012 (8)
10.10	Employment Agreement of Lloyd Sugarman dated April 22, 2012 (11)
10.11	Warrant Agreement with Legend Securities (12)
10.12	Settlement Agreement with Penny Hart (13)
21.1	Subsidiaries (10)
23.1	Consent of Independent Registered Public Accounting Firm (MaloneBailey) *
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1) *
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) (1) *
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1) *
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002(1) *

*	Filed herewith

(1)	Incorporated by reference from our registration statement on Form S-1 filed on October 26, 2009
(2)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on December 20, 2010
(3)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on January 8, 2015
(4)	Incorporated by reference from our registration statement on Form S-8 filed on February 2, 2011

(5)	Incorporated by reference from our quarterly report on Form 10-Q filed on April 19, 2011
(6)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 25, 2011
(7)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 21, 2011
(8)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on June 13, 2012
(9)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 6, 2012
(10)	Incorporated by reference from our Form 10-K/A filed with the Securities and Exchange Commission on August 28, 2013
(11)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on April 26, 2013
(12)	Incorporated by reference from our Form 10-K filed with the Securities and Exchange Commission on February 25, 2015
(13)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on November 20, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SOUPMAN, INC.

Date: March 25, 2016	By:	/s/ Robert Bertrand
Robert Bertrand
President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2016	By:	/s/ Jamieson Karson
Jamieson Karson
Chairman and C
(Principal Executive Officer)

Date: March 25, 2016	By:	/s/ Robert Bertrand
Robert Bertrand
President and Chief Financial Officer
(Principal Financial Officer)

Date: March 25, 2016	By:	/s/ Ron Crane
Ron Crane
Director

Date: March 25, 2016	By:	/s/ Rocco Fiorentino
Rocco Fiorentino
Director

Date: March 25, 2016	By:	/s/ James Steven Shipp
James Steven Shipp
Director

Date: March 25, 2016	By:	/s/ Randy Beller
Randy Beller
Director