Form 10-Q
period 2016-02-29
SOUPMAN, INC.
filed 2016-04-14
CIK 1475273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Number of shares of common stock outstanding as of February 29, 2016 is 89,960,021.

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Soupman, Inc. and Subsidiaries

Consolidated Balance Sheets

	February 29, 2016	August 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$212,684	$611,354
Accounts receivable - net	440,680	180,766
Inventory	215,966	358,934
Prepaid expenses	32,239	47,506
Total Current Assets	901,569	1,198,560

Property and equipment - net	6,071	8,438

Accounts receivable - related parties - net	43,670	—
Due from franchisees	55,208	16,273
Due from co-marketer	115,000	—
Intangible assets - net	—	1,577
Other	4,800	4,800
Total Other Assets	218,678	22,650

Total Assets	$1,126,318	$1,229,648

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$3,889,623	$4,319,988
Accounts payable and accrued liabilities - related parties	202,444	196,709
Convertible debt	991,597	1,296,597
Current portion of non convertible debt	1,624,683	3,082,563
Deferred revenue	178,513	118,750
Derivative liabilities	60,387	239,748
Total Current Liabilities	6,947,247	9,254,355

Long Term Liabilities
Non convertible debt	755,000	—
Total Long Term Liabilities	755,000	—

Total Liabilities	7,702,247	9,254,355

Stockholders' Deficit
Series A convertible preferred stock, par value $0.001; 2,500,000 shares authorized, 878,639 and 881,360 issued and outstanding	879	882
Series B convertible preferred stock, par value $0.001; 45,000,000 shares authorized, 22,249,676 and 18,141,051 issued and outstanding	22,250	18,141
Series C convertible preferred stock, par value $0.001; 2,500,000 shares authorized, 1,725,000 and 0 issued and outstanding	1,725	—
Common stock, par value $0.001; 500,000,000 shares authorized, 88,038,717 and 70,967,340 issued and outstanding	88,040	70,968
Additional paid in capital	20,921,952	17,410,385
Accumulated deficit	(26,962,730)	(24,821,607)
Total Stockholders' Deficit	(5,927,884)	(7,321,231)
Noncontrolling interest	(648,045)	(703,476)
Total Deficit	(6,575,929)	(8,024,707)

Total Liabilities and Stockholders' Deficit	$1,126,318	$1,229,648

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended February 29,		Six Months Ended February 29,
	2016	2015	2016	2015
Revenue
Soup sales - net	$779,842	$548,030	1,352,139	$1,148,264
Franchise sales - net	104,819	—	206,250	—
Franchise royalties	47,476	43,437	95,410	84,687
Total revenue	932,137	591,467	1,653,799	1,232,951

Cost of sales	831,777	529,142	1,229,127	1,102,939

Gross profit	100,360	62,325	424,672	130,012

Operating expenses
General and administrative	983,348	385,495	1,697,632	894,306
Royalty	28,913	17,888	47,162	35,955
Total operating expenses	1,012,261	403,383	1,744,794	930,261

Loss from operations	(911,901)	(341,058)	(1,320,122)	(800,249)

Other income (expense)
Interest expense	(24,036)	(121,429)	(124,696)	(428,148)
Gain on write-off of accounts payable - net	40,746	26,791	61,808	26,791
Gain (loss) on settlement of debt	48,112	—	(227,130)	—
Change in fair value of derivative liabilities	56,714	660,978	179,361	311,265
Loss on debt extinguishment	(654,913)	—	(654,913)	—
Total other income (expense)	(533,377)	566,340	(765,570)	(90,092)

Net income (loss) including non controlling interest	(1,445,278)	225,282	(2,085,692)	(890,341)
Net income attributable to noncontrolling interest	30,229	2,313	55,431	9,109
Net income (loss) attributable to Soupman	(1,475,507)	222,969	(2,141,123)	(899,450)

Deemed dividend on preferred stock (See Note 4(B))	(3,280,151)	—	(3,280,151)	—

Net income (loss) attributable to common stockholders	$(4,755,658)	$222,969	$(5,421,274)	$(899,450)

Net income (loss) per share, basic	$(0.06)	$0.00	$(0.07)	$(0.02)
Net income (loss) per share, diluted	$(0.06)	$0.00	$(0.07)	$(0.02)

Weighted average shares outstanding, basic	75,111,600	61,737,801	73,694,560	54,866,749
Weighted average shares outstanding, diluted	75,111,600	129,034,508	73,694,560	54,866,749

See accompanying notes to the unaudited financial statements

Consolidated Statement of Stockholders 'Deficit

Six Months Ended February 29, 2016

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Additional		Non-	Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, August 31, 2015	881,360	$882	18,141,051	$18,141	—	$—	70,967,340	$70,968	$17,410,385	$(24,821,607)	$(703,476)	$(8,024,707)

Stock based compensation	—	—	—	—	—	—	2,500,001	2,500	210,458	—	—	212,958

Issuance of common stock for services rendered	—	—	—	—	—	—	170,001	170	20,870	—	—	21,040

Issuance of common stock for debt and accrued interest ($0.40 /share)	—	—	—	—	—	—	12,898,654	12,899	433,047	—	—	445,946

Excess of fair market value of common stock over share issuance price to settle debt	—	—	—	—	—	—	—	—	520,163	—	—	520,163

Issuance of additional common stock for inducement to settle debt	—	—	—	—	—	—	1,500,000	1,500	118,500	—	—	120,000

Issuance of Series B preferred stock for services rendered ($0.50 /share)	—	—	59,625	60	—	—	—	—	29,753	—	—	29,813

Issuance of Series B preferred stock for debt ($0.40 /share)	—	—	2,750,000	2,750	—	—	—	—	1,097,250	—	—	1,100,000

Excess of fair market value of Series B stock over share issuance price to settle debt	—	—	—	—	—	—	—	—	134,750	—	—	134,750

Issuance of Series B preferred stock for cash ($0.20 /share)	—	—	4,749,000	4,749		—	—	—	945,051	—	—	949,800

Conversion of Series A preferred stock to common stock	(2,721)	(3)	—	—	—	—	2,721	3	—	—	—	—

Conversion of Series B preferred stock to Series C preferred stock	—	—	(3,450,000)	(3,450)	1,725,000	1,725	—	—	1,725	—	—	—

Discount due to BCF	—	—	—	—	—	—	—	—	(3,280,151)	—	—	(3,280,151)

Accretion of BCF	—	—	—	—	—	—	—	—	3,280,151	—	—	3,280,151

Net loss	—	—	—	—	—	—	—	—	—	(2,141,123)	55,431	(2,085,692)

Balance, February 29, 2016	878,639	$879	22,249,676	$22,250	1,725,000	$1,725	88,038,717	$88,040	$20,921,952	$(26,962,730)	$(648,045)	$(6,575,929)

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended February 29,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(2,085,692)	$(890,341)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,367	2,509
Amortization of intangibles	1,577	6,638
Amortization of debt discount	—	453,674
Amortization of debt issue cost	—	22,096
Bad debt expense	1,196	—
Stock based compensation	212,958	45,304
Stock issued for services	50,853	268,116
Stock issued to settle debt	—	(311,265)
Common stock issued for inducement to settle debt	120,000
Excess of fair market value of common stock over share issuance price to settle debt	520,163
Excess of fair market value of Series B stock over share issuance price to settle debt	134,750	—
Change in fair market value of derivative liabilities	(179,361)	—
Gain on write off of accounts payable	(61,808)	(26,791)
Loss on settlement of debt	107,130	—
Due from other	(115,000)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable - net	(261,110)	(64,083)
Accounts receivable - related party	(43,670)	(39,780)
Inventory	142,968	122,060
Prepaid expenses	15,267	28,199
Other assets	—	(692)
Accounts payable and accrued liabilities	207,759	64,215
Accounts payable and accrued liabilities - related parties	5,735	(228,186)
Deferred franchising revenue	59,763	(4,000)
Net Cash Used in Operating Activities	(1,164,155)	(552,327)

Cash Flows From Investing Activities:
Due from franchisee	(38,935)	(16,000)
Net Cash Used in Investing Activities	(38,935)	(16,000)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	70,000	383,500
Proceeds from issuance of Series B preferred stock for cash	949,800	943,000
Repayment of debt and accrued interest in cash	(215,380)	(734,735)
Net Cash Provided by Financing Activities	804,420	591,765

Net increase (decrease) in cash	(398,670)	23,438

Cash at beginning of year	611,354	14,179

Cash at end of period	$212,684	$37,617

(Continued)

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Six Months Ended February 29,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	—	$2,000
Cash paid for taxes	—	$—

Supplemental disclosures of non-cash investing and financing activities:
Debt converted to Series A preferred stock	$1,100,000	$—
Reclassification of short term debt to long term debt	$755,000	$—
Reclassification of accrued interest to debt	$444,758	$—
Common stock issued as an inducement to settle debt	$445,946	$83,972
Reclassification of accrued commissions to debt	$12,500	$—
Conversion of Series B preferred stock Series C preferred stock	$1,725	$—
Conversion of Series A preferred stock to common stock	$3	$—
Stock issued for prior year employee payroll and expenses	$—	$404,866
Debt discount recorded on derivatives	$—	$309,404
Reclassification of derivative from equity to liability	$—	$90,589

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2016

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2015, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2015. The interim results for the period ended February 29, 2016 are not necessarily indicative of results for the full fiscal year.

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

	February 29, 2016	August 31, 2015
Derivative liabilities (balance)	$60,387	$239,748

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, inventory, prepaid expenses, accounts payable including accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values at February 29, 2016 and August 31, 2015, respectively.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2016

(Unaudited)

Note 2 - Debt

Debt consists of the following at February 29, 2016 and August 31, 2015:

Description	February 29, 2016	August 31, 2015
A. Unsecured convertible debt – derivative liabilities	$87,500	$1,296,597
Less : debt discount	—	—
Convertible debt – net	87,500	1,296,597

B. Unsecured convertible debt – non-derivatives	904,097	—
Less : debt discount	—	—
Convertible debt – net	904,097	—

C. Unsecured demand/term debt	229,683	382,563

D. Secured debt	2,150,000	2,700,000

Total debt	$3,371,280	$4,379,160

On February 24, 2016, the Company, with shareholder approval, increased its number of common shares from 75 million to 500 million. As a result, the Company reclassed debts that were recorded as derivatives due to tainting, back to their original classifications.

Debt in default consists of secured and unsecured notes totaling approximately $1.9 million and $2.6 million at February 29, 2016 and August 31, 2015, respectively.

The corresponding debts above are more fully discussed below:

(A)

Unsecured Convertible Debt – Derivative Liabilities

Description	February 29, 2016	August 31, 2015
Carry forward balance	$1,296,597	$1,533,154
Borrowings	—	300,000
Repayment of derivative debt	—	(32,692)
Conversion of derivative debt to stock	(305,000)	(790,712)
Reclassification of derivative debt back to convertible debt (tainting removed)	(904,097)	286,847
Ending balance	$87,500	$1,296,597

A summation of derivative debt issued during the six months ended February 29, 2016 and the year ended August 31, 2015, respectively, are set out below:

Description	Information	February 29, 2016	August 31, 2015
Interest Rate			10%
Maturity Date(s)			Oct. 6, 2016
Series 10	10% per annum interest; convertible on demand at $0.04		300,000

During the six months ended February 29, 2016, the Company recorded a gain on the settlement of derivative debt of $48,653, which is included in “Gain (loss) on the settlement of debt” on the Company’s consolidated statement of operations.

The Company also incurred a loss on the conversion of debt to stock of $520,163, which is included in “Loss on Debt Extinguishment” on the Company’s consolidated statement of operations.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2016

(Unaudited)

Total derivative debt at February 29, 2016 and August 31, 2015 consists of the following.

Description	Information	February 29, 2016	August 31, 2015
Series 2	Convertible at $1.00 per share	$75,000	$120,000
Series 3	Convertible at $0.75 per share	12,500	72,500
Series 4	Convertible at $0.75 per share	—	724,097
Series 7	Convertible at $0.60 per share	—	280,000
Series 8	Convertible at $0.40 per share	—	100,000

Total		$87,500	$1,296,597

(B)

Unsecured Convertible Debt – Non-derivatives

Description	February 29, 2016	August 31, 2015
Carry forward balance	$—	$1,378,207
Borrowings	70,000	83,500
Repayment of convertible debt	—	(631,819)
Conversion of convertible debt to stock	(70,000)	(844,250)
Gain on debt settlement	—	(48,791)
Reclassification of derivative debt to convertible debt (tainting removed)	904,097	63,153
Ending balance	$904,097	$—

A summation of unsecured convertible non-derivative debt issued during the six months ended February 29, 2016 and the year ended August 31, 2015, respectively, are set out below:

Description	Information	February 29, 2016	August 31, 2015
Interest rate			8%
Default interest rate			N/A
Term			9 months
Maturity			Sep. 5, 2015 to June 9, 2015
Series 5 debt	Zero percent (0%) interest if repaid within 3 months; Convertible at the lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the loan date		—
Series 7 debt	1-year, 12% interest, fixed conversion at $0.60		—
Series 8 debt	24 month, 8% interest, fixed conversion at $0.40		—
Series 9 debt	9 month, 8% interest, convertible after 180 days at $0.02 per share.	$	$83,500

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2016

(Unaudited)

(C)

Unsecured Demand/Term Debt

Unsecured demand notes consist of the following at February 29, 2016 and August 31, 2015:

Description	February 29, 2016	August 31, 2015
Carry forward balance	$382,563	$833,192
Borrowings	—	100,000
Repayments	(65,380)	(150,629)
Conversion into master license agreement	(100,000)
Conversion of demand debt to stock	—	(50,000)
Rollup of accrued commissions to term debt	12,500	—
Reclassification to derivative debt due to tainting	—	(350,000)
Ending balance	$229,683	$382,563

Unsecured demand notes consisted of the following at February 29, 2016 and August 31, 2015:

Information	Maturity	February 29, 2016	August 31, 2015
Represents current unsecured demand debt	Nov. 6, 2015 – Sep. 30, 2015	$196,350	$335,063
Represents an advance from a third party	Due on demand	10,000	10,000
The Company settled litigation in this matter during the period; see Note 5.	Settled	23,333	37,500
Total		$229,683	$382,563

During the six months ended February 29, 2016, the Company settled a debt dispute with GSM for $50,000 plus 1,500,000 shares of common stock, having a fair value of $120,000, based upon the quoted closing price of the Company’s common stock on the date of the settlement. The Company recorded a loss of $120,000 in connection with the settlement, which is included in “Gain (loss) on the settlement of debt” on the Company’s consolidated statement of operations. The Company also recorded a gain on settlement of accounts payable brought about by the reduction of accrued commissions due GSM of $9,474; the remaining accrued commissions were reclassed to debt.

(D)

Secured Debt

Description	February 29, 2016	August 31, 2015
Carry forward balance	$2,700,000	$2,700,000
Additional debt brought about in debt settlement	155,242	—
Repayment of debt	(50,000)	—
Conversion of secured debt to stock	(1,100,000)	—
Reclassification of accrued interest to debt	444,758	—
Ending balance	$2,150,000	$2,700,000

During the six months ended February 29, 2016, the Company settled a debt dispute with Penny Hart (“Hart”), incurring a loss of $155,242 in connection with the settlement, which is included in “Gain (loss) on the settlement of debt” on the Company’s statement of operations. As part of the settlement, Hart agreed to convert $1,100,000 of the total $2,100,000 debt into shares of the Company’s stock at $0.04 per share; the Company incurred a loss on the conversion of $134,750, which is included in “Loss on Debt Extinguishment” on the Company’s statement of operations. Because the agreement calls for payment of the remaining $1 million over 3 years, the Company reclassed the long-term portion of the note to long-term liabilities.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2016

(Unaudited)

Secured debt consisted of the following activity and terms for the six months ended February 29, 2016 and the year ended August 31, 2015, respectively:

Information	February 29, 2016	August 31, 2015
Interest Rate	5.00%	12.75%
Maturity	November 9, 2018	Aug. 8, 2015
Secured by all the assets of OSM	$2,150,000	$2,700,000

(E)

Debt discount

	February 29, 2016	August 31, 2015
Total outstanding debt	$3,371,280	$4,379,160
Carry forward debt discount – net	—	(335,318)
Debt discount	—	(316,102)
Amortization of debt discount	—	621,009
Reclassification of debt discount	—	30,411
Debt – net	$3,371,280	$4,379,160

The Company records debt discount relating to its derivative debt to the extent of gross proceeds raised in its debt financing transactions, and immediately expenses the remaining value of the derivative if it exceeded the gross proceeds of the note. No derivative expenses were incurred during the six months ended February 29, 2016.

Note 3 - Derivative Liabilities

The Company identified conversion features embedded within convertible debt and/or warrants issued during the six months ended February 29, 2016 and the year ended August 31, 2015, respectively, (see Note 2(A)).

The fair value of the Company’s derivative liabilities at February 29, 2016 and August 31, 2015 is as follows.

	February 29, 2016	August 31, 2015
Carry forward balance	$239,748	$180,418
Fair value at the commitment date for convertible debt	—	880,552
Loss on debt extinguishment	—	198,132
Fair value mark-to-market adjustment	(179,361)	(817,223)
Reclassification of derivative associated with convertible debt that was settled	—	(202,131)
Derivative liabilities (balance)	$60,387	$239,748

The fair value at the commitment and re-measurement dates for convertible debt and warrants that are treated as derivative liabilities were based upon the following management assumptions for the six months ended February 29, 2016:

	Commitment Date	Re-measurement Date
Exercise price	N/A	$0.35 - 1.00
Expected dividends	N/A	0%
Expected volatility	N/A	132%-237%
Expected term: convertible debt and warrants	N/A	3 days to 3 months
Risk free interest rate	N/A	0.11% - 0.33%

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2016

(Unaudited)

Note 4 - Stockholders’ Deficit

(A)

Series A – Convertible Preferred Stock

Series A convertible preferred stock consists of the following activity for the six months ended February 29, 2016:

Balance – August 31, 2015	881,360
Conversion to common stock	(2,721)
Balance – February 29, 2016	878,639

No gain or loss was recorded in the conversion of preferred to common stock.

(B)

Series B – Convertible Preferred Stock

Series B convertible preferred stock consists of the following activity for the six months ended February 29, 2016:

			Range of value
Type	Shares	Fair value	per share
Balance – August 31, 2015	18,141,051	$4,501,382
Shares issued for cash	4,749,000	949,800	$0.20
Shares issued for debt conversion	2,750,000	1,100,000	$0.40
Shares issued for services rendered	59,625	29,813	$0.50
Conversion of preferred Series B to Series C	(3,450,000)	—	—
Balance – February 29, 2016	22,249,676	$6,580,995

Prior to February 24, 2016, the effective conversion rate of the Company’s Series B preferred shares was less than the market price of the underlying common stock when issued but the Company lacked available common shares to allow Series B shareholders to convert their shares into common shares. These factors created a contingent beneficial conversion feature (“BCF”), which is shown on the Company’s current statement of operations as a deemed dividend of $3,280,151 (not an actual dividend), which affects EPS only.

(C)

Series C – Convertible Preferred Stock

Series C convertible preferred stock consists of the following activity for the six months ended February 29, 2016:

Range of value
Type	Shares	Fair value	per share
Balance – August 31, 2015	—	$—
Shares issued for cash	—	—
Shares issued for debt conversion	—	—
Shares issued for services rendered	—	—
Conversion of preferred Series B to Series C	1,725,000	—
Balance – February 29, 2016	1,725,000	$—

There was no BCF on the conversion of Series B to Series C shares.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2016

(Unaudited)

(D)

Common Stock

For the six months ended February 29, 2016, the Company issued the following shares of common stock:

			Range of value
Type	Shares	Fair value	per share
1. Stock issued for compensation(1)	2,500,001	$210,958	$0.07 - $0.11
2. Stock issued for services(2)	170,001	$21,040	$0.09 - $0.14
3. Stock issued as an inducement to settle debt (see Note 2.)	1,500,000	$120,000	$0.02 - $0.08
4. Stock issued for debt and accrued interest	12,898,654	$445,946	$0.04

1.

This includes the expense amount for shares issued below market price.

2.

This includes the expense amount for shares issued below market price.

(E)

Stock Options

There were no stock options issued for the six months ended February 29, 2016.

The following is a summary of the Company’s stock option activity for the six months ended February 29, 2016.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2015	1,975,000	$0.53	5.44 years	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance – February 29, 2016	1,975,000	$0.53	4.94 years	—
Exercisable – February 29, 2016	1,975,000	$0.53	4.94 years	—
Grant date fair value of options granted		$147,588
Weighted average grant date fair value		$0.75

Outstanding options held by related parties (February 29, 2016)	1,450,000
Exercisable options held by related parties (February 29, 2016)	1,450,000

For the six months ended February 29, 2016, the Company had no expenses related to vested options.

(F)

Stock Warrants

The following is a summary of the Company’s stock warrant activity for the six months ended February 29, 2016. Any warrants that were not exercised during the term of the warrants are shown in the below table as forfeited:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2015	7,496,140	$0.42
Granted (for debt)	—	—
Granted (other)	—	—
Exercised	—	—
Expired	(931,757)	0.50
Balance at February 29, 2016	6,564,383	$0.41

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2016

(Unaudited)

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.03 - $1.25	6,564,383	1.92	$0.41	6,564,383	$0.41	$96,750

Note 5 - Commitments and Contingencies

Litigations, Claims and Assessments

There have been no changes to the status of our legal proceedings since our last 10-Q Report.

Note 6 - Going Concern

As reflected in the accompanying consolidated financial statements for the six months ended February 29, 2016, the Company had a net loss including non-controlling interest of approximately $2.1 million, net cash used in operations of approximately $1.1 million, working capital deficit of approximately $6 million and a stockholders’ deficit of approximately $6.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 7 - Subsequent Events

Since February 29, 2016, the Company issued 1,921,304 shares of its common stock for services having an aggregate fair value of $148,725 based on the quoted closing trading price on the dates of issuance.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the three and six months ended February 29, 2016 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K.

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

We manufacture and sell soups under the brand name “Original Soupman”. Our soups can be purchased in national supermarket chains such as Kroger, Publix and Safeway in shelf stable Tetra Recart packaging allowing for maximum shelf life and freshness in every carton. The annual market size for soup sales to grocery and chain stores in the US is approximately $6.4 billion.

We also sell our Original Soupman soups in flash-frozen “heat ‘n serve” pouches, to our franchisees such as our flagship store at 55th street and 8th avenue, the Mohegan Sun Casino in Connecticut, Mohegan Sun Resorts in Atlantic City New Jersey, the Original Soupman and Delicatessen at Roosevelt Field mall in Long Island, New York, and to educational institutions (such as the New York City Public school system). In addition to our soups, we sell to our educational institution customers, various vegetarian items such a Mexicali Beans, Stewed Pinto Beans and Curried Chick Peas with Tomatillos, which are low in fat, low in sodium and high in dietary fiber.

Executive Summary

This Executive Summary provides significant highlights from the discussion and analysis that follows. Each balance sheet comparison compares February 29, 2016 (the end of the current period) to August 31, 2015 (the end of the prior fiscal year); each income statement comparison compares the six months ended February 29, 2016 to the six months ended February 28, 2015.

•

Accounts payable and accrued liabilities decreased approximately 10% or approximately $425,000.

•

Debt decreased by approximately 30% or $1 million.

•

Revenue increased 18% due primarily an increase in sales to grocery stores and franchise sales and the reduction of slotting fees.

•

Tetra sales increased 63%, or approximately $425,000.

•

Administrative expenses increased 88% or approximately $815,000 due primarily to increases in compensation expense related to the addition of senior management and professional fees.

•

Net loss increased 134% or approximately $1,195,000, due primarily to a marked increase in other expenses mainly attributable to losses from the settlement and extinguishment of debt and, to a lesser extent, increased compensation expenses.

Year-over-year comparability of earnings and earnings per share

The following items affected the comparability of year-over-year earnings and earnings per share:

•	During the six months ended February 29 2016, we posted a loss on the settlement of debt of approximately $227,000, which includes $120,000 for shares issued.
•	During the six months ended February 29 2016, we posted a loss on the extinguishment of debt of approximately $655,000.

Net loss attributable to noncontrolling interests

We own 80% controlling interest in Kiosk Concepts, Inc.; the remaining 20% is owned by Al Yeganeh, from whom we license our soup recipes. The noncontrolling interests' share in the net loss was included in net loss attributable to noncontrolling interests in the consolidated statements of operations.

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

Results of Operations –Three Months Ended February 29, 2016 and February 28, 2015

The following table summarizes our operating results for the three months ended February 29, 2016 and 2015; all amounts have been rounded to the nearest thousandth.

	2/29/2016	2/28/2015
Revenue	$932,000	$591,000
Cost of Sales	832,000	529,000
Gross Profit	100,000	62,000
Operating Expenses	1,012,000	403,000
Loss From Operations	(912,000)	(341,000)
Other Income	(533,000)	566,000
Net Loss (including non-controlling interest)	$(1,445,000)	$225,000

Soup sales

Soup sales accounted for approximately 84% and 93% of overall revenue for the three months ended February 29, 2016 and 2015, respectively, while franchise activities accounted for the remaining 16% and 7%, respectively. Our year-over-year revenues increased approximately 58%.

The following table summarizes our soup sales for the three months ended February 29, 2016 and 2015; all amounts have been rounded to the nearest thousandth. Soup sales are net of slotting fees (a onetime fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts (early payment discounts).

	2/29/2016		2/28/2015
	Sales	% of sales	Sales	% of sales
Gross grocery store sales (Tetra)	$515,000	66%	$461,000	84%
Gross educational institution sales	$90,000	12%	$143,000	26%
Gross franchise sales	$191,000	24%	$79,000	14%
Slotting/Promotion	(3,000)	0%	(122,000)	-22%
Early Payment Discount	(13,000)	-2%	(13,000)	-2%
Net grocery store sales	$780,000		$548,000

Our year-over-year increase in our grocery store sales is primarily attributable to the acquisition of new customers and the marked decrease in slotting fees. Our year-over-year decrease in sales to educational institutions is primarily attributable to lower sales to the City of New York’s school system.

Cost of Sales

The following table summarizes our cost of sales for the three months ended February 29, 2016 and 2015; all amounts have been rounded to the nearest thousandth. Cost of sales represents costs associated with soup sales only.

	2/29/2016		2/28/2015
	Costs	% of Total	Costs	% of Total
Grocery Stores	$532,000	64%	$306,000	58%
Educational Institutions	76,000	9%	109,000	21%
Franchisees	135,000	16%	49,000	9%
Freight	89,000	11%	65,000	12%
Total	$832,000		$529,000

Operating Expenses

Year over year operating expenses increased approximately 151% or approximately $609,000. The increase was primarily attributable to an increase in compensation related to new hires and other professional fees.

The following table summarizes major components of our operating expenses for the three months ended February 29, 2016 and February 28, 2015; all amounts have been rounded to the nearest thousandth.

	2/29/2016	2/28/2015
Compensation expense	466,000	164,000
Professional fees	175,000	54,000
Marketing/Advertising/Branding/Public Relations/Promotions	143,000	46,000
Travel	73,000	56,000

Other Income (Expense)

Year-over-year other expenses decreased approximately 194%, from an approximately $566,000 gain to an approximately $533,000 loss. This increase was primarily attributable to losses from the settlement and extinguishment of debt.

Net Loss

Year-over-year net loss decreased approximately 742% due to the various factors discussed above, which impacted revenue, cost of sales, gross profit and operating expenses. Our year-over-year basic and diluted net loss per share increased by $0.06 per share, due primarily to a one time deemed dividend resulting from the removal of tainting.

Results of Operations –Six Months Ended February 29, 2016 and February 28, 2015

The following table summarizes our operating results for the six months ended February 29, 2016 and 2015; all amounts have been rounded to the nearest thousandth.

	2/29/2016	2/28/2015
Revenue	$1,654,000	$1,233,000
Cost of Sales	1,229,000	1,103,000
Gross Profit	425,000	130,000
Operating Expenses	1,744,000	930,000
Loss From Operations	(1,206,000)	(800,000)
Other Income	(766,000)	(90,000)
Net Loss (including non-controlling interest)	$(2,086,000)	$(890,000)

Soup sales

Soup sales accounted for approximately 82% and 93% of overall revenue for the six months ended February 29, 2016 and 2015, respectively, while franchise activities accounted for the remaining 18% and 7%, respectively. Our year-over-year revenues increased approximately 34%.

The following table summarizes our grocery store soup sales for the three months ended February 29, 2016 and 2015; all amounts have been rounded to the nearest thousandth. Soup sales are net of slotting fees (a onetime fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts (early payment discounts).

	2/29/2016		2/28/2015
	Sales	% of sales	Sales	% of sales
Gross grocery store sales (Tetra)	$941,000	70%	$935,000	69%
Gross educational institution sales	149,000	11%	301,000	22%
Gross franchise sales	281,000	21%	266,000	20%
Slotting/Promotion	(4,000)	0%	(330,000)	-24%
Early Payment Discount	(15,000)	-1%	(24,000)	-2%
Net grocery store sales	$1,352,000		$1,148,000

Our year-over-year increase in our grocery store sales is primarily attributable to the acquisition of new customers and the marked decrease in slotting fees. Our year-over-year decrease in sales to educational institutions is primarily attributable to lower sales to the City of New York’s school system.

Cost of Sales

The following table summarizes our cost of sales for the three months ended February 29, 2016 and 2015; all amounts have been rounded to the nearest thousandth. Cost of sales represents costs associated with soup sales only.

	2/29/2016		2/28/2015
	Costs	% of Total	Costs	% of Total
Grocery Stores	$791,000	64%	$594,000	54%
Educational Institutions	118,000	10%	222,000	20%
Franchisees	200,000	16%	187,000	17%
Freight	120,000	10%	100,000	9%
Total	$1,229,000		$1,103,000

Operating Expenses

Year over year operating expenses increased approximately 88% or approximately $815,000. The increase was primarily attributable to an increase in compensation related to new hires and other professional fees.

The following table summarizes major components of our operating expenses for the six months ended February 29, 2016 and February 28, 2015; all amounts have been rounded to the nearest thousandth.

	2/29/2016	2/28/2015
Compensation expense	744,000	245,000
Professional fees	348,000	128,000
Stock based compensation	—	41,000
Marketing/Advertising/Branding/Public Relations/Promotions	248,000	104,000
Travel	118,000	71,000
Insurance	64,000	82,000

Other Income (Expense)

Year-over-year other expenses increased approximately 750%, from approximately $90,000 to approximately $766,000. This increase was primarily attributable to losses from the settlement and extinguishment of debt.

Net Loss

Year-over-year net loss increased approximately 134% due to the various factors discussed above, which impacted revenue, cost of sales, gross profit and operating expenses. Our year-over-year basic and diluted net loss per share increased by $0.05 per share, due primarily to a one time deemed dividend resulting from the removal of tainting.

LIQUIDITY AND CAPITAL RESOURCES

We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations and investments in our company. We believe that our sources of financing will be adequate to meet our requirements for the next twelve months.

We lost cash from operations of approximately $1.2 million during the six months ended February 29, 2016, compared to an approximately $552,000 loss during the six months ended February 28, 2015.

We received proceeds of approximately $950,000 from the issuance of Series B Preferred shares during the quarter ended February 29, 2016 and repaid debt and accrued interest of approximately $215,000, compared to the issuance of debt of approximately $943,000 and the repayment of debt and accrued interest of approximately $735,000 during the six months ended February 28, 2015.

The following table summarizes our working capital as of February 29, 2016 and August 31, 2015; all amounts have been rounded to the nearest thousandth.

	February 29, 2016	August 31, 2015
Current assets	$902,000	$1,199,000
Current liabilities	6,947,000	9,254,000
Working capital (deficit)	$(6,046,000)	$(8,055,000)

At February 29, 2016, we had cash and cash equivalents of approximately $213,000 as compared to approximately $611,000 at August 31, 2015.  During the six months ended February 29, 2016, our working capital deficit decreased approximately $2,009,000, primarily attributable to a decrease in debt of approximately $1,008,000, accounts payable of approximately $425,000 and a derivative liability of approximately $179,000, offset by decreases in cash and inventory of approximately $399,000 and $143,000, respectively.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of approximately $6.6 million through February 29, 2016 and have incurred a net loss including non-controlling interest of approximately $2.1 million for the six months ended February 29, 2016.  We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At February 29, 2016, we had short-term debt of approximately $2.6 million and a working capital deficit of approximately $6 million. These factors raise doubt about our ability to continue as a going concern.

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

(a)

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

(b)

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended February 29, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

There have been no changes to the status of our legal proceedings since our last 10-Q Report.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended February 29, 2016, we issued 1,249,999 shares of common stock for services rendered with a value of $50,000 based on an issue price of $0.04 per share. Additionally we issued 12,898,654 shares of common stock upon the settlement of debt with a fair market value of $445,946 based on the price of the agreement.

The Company also issued 4,749,000 shares of Series B convertible preferred stock at an issuance price of $0.20 per share for proceeds of $949,800.

These securities were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

The Company issued 2,750,000 shares of Series B convertible preferred stock upon the conversion of notes in the aggregate amount of $1,100,000 pursuant to the exemption provided by Section 3(a)(9) of the Securities Act.

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

SOUPMAN, INC.

Date: April 14, 2016	By:	/s/ Jamieson Karson
Jamieson Karson
Chief Executive Officer and Director (Principal Executive Officer)

SOUPMAN, INC.

Date: April 14, 2016	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO
(Principal Financial Officer)