Form 10-Q
period 2016-05-31
SOUPMAN, INC.
filed 2016-07-18
CIK 1475273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

Number of shares of common stock outstanding as of July 14, 2016 is 146,048,989.

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Soupman, Inc. and Subsidiaries

Consolidated Balance Sheets

	May 31, 2016	August 31, 2015
	(Unaudited)
Assets

Current Assets
Cash	$40,037	$611,354
Accounts receivable - net	300,728	180,766
Inventory	311,427	358,934
Prepaid expenses	27,363	47,506
Total Current Assets	679,555	1,198,560

Property and equipment - net	5,220	8,438

Due from franchisees	57,501	16,273
Due from co-marketer	15,361	—
Intangible assets - net	—	1,577
Other	4,800	4,800
Total Other Assets	77,662	22,650

Total Assets	$762,437	$1,229,648

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$3,932,605	$4,319,988
Accounts payable and accrued liabilities - related parties	190,978	196,709
Convertible debt - net of discount	361,597	1,296,597
Current portion of non convertible debt - net of discount	1,962,567	3,082,563
Deferred revenue	168,013	118,750
Derivative liabilities	28,051	239,748
Total Current Liabilities	6,643,811	9,254,355

Long Term Liabilities
Non convertible debt	1,417,400	—
Total Long Term Liabilities	1,417,400	—

Total Liabilities	8,061,211	9,254,355

Stockholders' Deficit
Series A convertible preferred stock, par value $0.001; 2,500,000 shares authorized,
878,639 and 881,360 issued and outstanding	879	882
Series B convertible preferred stock, par value $0.001; 45,000,000 shares authorized,
18,637,176 and 18,141,051 issued and outstanding	18,637	18,141
Series C convertible preferred stock, par value $0.001; 2,500,000 shares authorized,
1,725,000 and 0 issued and outstanding	1,725	—
Common stock, par value $0.001; 500,000,000 shares authorized
135,798,989 and 70,967,340 issued and outstanding	135,800	70,968
Additional paid in capital	21,543,493	17,410,385
Accumulated deficit	(28,339,443)	(24,821,607)
Total Stockholders' Deficit	(6,638,909)	(7,321,231)
Noncontrolling interest	(659,865)	(703,476)
Total Deficit	(7,298,774)	(8,024,707)

Total Liabilities and Stockholders' Deficit	$762,437	$1,229,648

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Revenue
Soup sales - net	$587,585	$441,033	1,939,724	$1,589,297
Franchise sales - net	—	—	206,250	—
Franchise royalties	41,100	46,139	136,510	130,826
Total revenue	628,685	487,172	2,282,484	1,720,123

Cost of sales	476,710	356,403	1,705,837	1,459,342

Gross profit	151,975	130,769	576,647	260,781

Operating expenses
General and administrative	1,286,621	590,133	2,984,253	1,484,439
Royalty	12,868	14,215	60,030	50,170
Total operating expenses	1,299,489	604,348	3,044,283	1,534,609

Loss from operations	(1,147,514)	(473,579)	(2,467,636)	(1,273,828)

Other income (expense)
Interest expense	(103,057)	(113,378)	(227,753)	(541,526)
Loss on stock issuance	(12,313)	—	(12,313)	—
Gain (loss) on settlement of accounts payable - net	—	188,769	61,808	188,769
Gain (loss) on settlement of debt	(157,985)	—	(385,115)	26,791
Change in fair value of derivative liabilities	32,336	141,125	211,697	452,389
Loss on debt extinguishment	—	—	(654,913)	—
Total other income (expense)	(241,019)	216,516	(1,006,589)	126,423

Net income (loss) including non controlling interest	(1,388,533)	(257,063)	(3,474,225)	(1,147,405)
Net income attributable to noncontrolling interest	(11,820)	10,421	43,611	19,530
Net income (loss) attributable to Soupman	(1,376,713)	(267,484)	(3,517,836)	(1,166,935)

Deemed dividend on preferred stock	—	—	(3,280,151)	—

Net income (loss) attributable to common stockholders	$(1,376,713)	$(267,484)	$(6,797,987)	$(1,166,935)

Net income (loss) per share, basic	$(0.01)	$(0.00)	$(0.08)	$(0.02)
Net income (loss) per share, diluted	$(0.01)	$(0.00)	$(0.08)	$(0.02)

Weighted average shares outstanding, basic	108,726,700	66,686,471	85,457,177	59,523,944

See accompanying notes to the unaudited financial statements

Consolidated Statement of Stockholders 'Deficit

Nine Months Ended May 31, 2016

(Unaudited)

	Preferred Series A		Preferred Series B		Preferred Series C		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, August 31, 2015	881,360	$882	18,141,051	$18,141	—	$—	70,967,340	$70,968	$17,410,385	$(24,821,607)	$(703,476)	$(8,024,707)
Stock based compensation	—	—	—	—	—	—	4,393,501	4,393	332,920	—	—	337,313
Issuance of common stock for services rendered	—	—	—	—	—	—	8,130,523	8,131	464,054	—	—	472,185
Issuance of common stock for debt and accrued interest ($0.40 /share)	—	—	—	—	—	—	12,898,654	12,899	433,047	—	—	445,946
Issuance of common stock for cash ($0.04 /share)	—	—	—	—	—	—	1,031,250	1,031	52,532	—	—	53,563
Excess of fair market value of common stock over share issuance price to settle debt	—	—	—	—	—	—	—	—	520,163	—	—	520,163
Issuance of additional common stock for inducement to settle debt	—	—	—	—	—	—	2,250,000	2,250	154,375	—	—	156,625
Issuance of Series B preferred stock for services rendered ($0.50 /share)	—	—	59,625	60	—	—	—	—	29,753	—	—	29,813
Issuance of Series B preferred stock for debt and accrued interest ($0.40 /share)	—	—	2,750,000	2,750	—	—	—	—	1,097,250	—	—	1,100,000
Excess of fair market value of Series B stock over share issuance price to settle debt	—	—	—	—	—	—	—	—	134,750	—	—	134,750
Issuance of Series B preferred stock for cash ($0.20 /share)	—	—	4,749,000	4,749	—	—	—	—	945,051	—	—	949,800
Conversion of Series A preferred stock to common stock	(2,721)	(3)	—	—	—	—	2,721	3	—	—	—	—
Conversion of Series B preferred stock to Series C preferred stock	—	—	(3,450,000)	(3,450)	1,725,000	1,725	—	—	1,725	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(3,612,500)	(3,613)	—	—	36,125,000	36,125	(32,512)		—	—
Discount due to beneficial conversion feature	—	—	—	—	—	—	—	—	(3,280,151)	—	—	(3,280,151)
Accretion of beneficial conversion feature	—	—	—	—	—	—	—	—	3,280,151	—	—	3,280,151
Net loss	—	—	—	—	—	—	—	—	—	(3,517,836)	43,611	(3,474,225)
Balance, May 31, 2016	878,639	$879	18,637,176	$18,637	1,725,000	$1,725	135,798,989	$135,800	$21,543,493	$(28,339,443)	$(659,865)	$(7,298,774)

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended May 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(3,474,225)	$(1,147,405)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,218	4,408
Amortization of intangibles	1,577	8,018
Amortization of debt discount	—	538,695
Bad debt expense	1,196	—
Stock based compensation	337,313	45,304
Stock issued for services	501,998	353,614
Debt issue costs	—	22,096
Excess of fair market value of common stock over share issuance price to settle debt	520,163	—
Excess of fair market value of Series B stock over share issuance price to settle debt	134,750	—
Change in fair market value of derivative liabilities	(211,697)	(452,389)
Gain on settlement of accounts payable	(61,808)	(188,769)
Common stock issued for inducement to settle debt	156,625	—
Loss (gain) on settlement of debt	228,490	(26,791)
Due from co-marketer	(15,361)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable - net	(121,158)	(90,127)
Accounts receivable - related party	—	(29,763)
Inventory	47,507	209,122
Prepaid expenses	20,143	23,528
Other assets	—	4,892
Accounts payable and accrued liabilities	518,881	(95,086)
Accounts payable and accrued liabilities - related parties	(5,731)	(178,958)
Deferred franchising revenue	49,263	(4,000)
Net Cash used in Operating Activities	(1,368,856)	(1,003,611)

Cash Flows From Investing Activities:
Due from franchisee	(41,228)	(15,978)
Net Cash Used in Investing Activities	(41,228)	(15,978)

Cash Flows From Financing Activities:
Proceeds from issuance of notes	70,000	383,500
Proceeds from issuance of common stock for cash	53,563	—
Proceeds from issuance of Series B preferred stock for cash	949,800	1,426,159
Repayment of debt and accrued interest in cash	(234,596)	(798,577)
Net Cash Provided by Financing Activities	838,767	1,011,082

Net decrease in cash	(571,317)	(8,507)
	—	—
Cash at beginning of year	611,354	14,179

Cash at end of period	$40,037	$5,672

(Continued)

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Nine Months Ended May 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$4,000
Cash paid for taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Debt converted to Series B preferred stock	$1,100,000	$—
Reclassification of short term debt to long term debt	$1,417,400	$—
Reclassification of accrued interest to debt	$712,898	$—
Debt and accrued interest converted to common stock	$445,946	$83,973
Reclassification of accrued commissions to debt	$12,500	$—
Reclassification of derivatives from equity to liabilities	$—	$106,007
Conversion of Series B preferred stock to common stock	$36,125	$—
Conversion of Series B preferred stock Series C preferred stock	$1,725	$—
Conversion of Series A preferred stock to common stock	$3	$—
Stock issued for prior year employee payroll and expenses	$—	$404,866
Debt discount recorded on derivatives	$—	$309,404

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2015, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2015. The interim results for the period ended May 31, 2016 are not necessarily indicative of results for the full fiscal year.

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

	May 31, 2016	August 31, 2015
Derivative liabilities (balance)	$28,051	$239,748

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, inventory, prepaid expenses, accounts payable including accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values at May 31, 2016 and August 31, 2015, respectively.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016

(Unaudited)

Note 2 - Debt

Debt consists of the following at May 31, 2016 and August 31, 2015:

Description	May 31, 2016	August 31, 2015
A. Unsecured convertible debt – derivative liabilities	$87,500	$1,296,597
Less : debt discount	—	—
Convertible debt – net	87,500	1,296,597

B. Unsecured convertible debt – non-derivatives	274,097	—
Less : debt discount	—	—
Convertible debt – net	274,097	—

C. Unsecured demand/term debt	1,239,967	382,563

D. Secured debt	2,140,000	2,700,000

Total debt	$3,741,564	$4,379,160

Debt in default consists of secured and unsecured notes totaling approximately $1.6 million and $2.6 million at May 31, 2016 and August 31, 2015, respectively.

The corresponding debts above are more fully discussed below:

(A)

Unsecured Convertible Debt – Derivative Liabilities

Description	May 31, 2016	August 31, 2015
Carry forward balance	$1,296,597	$1,533,154
Borrowings	—	300,000
Repayment of derivative debt	—	(32,692)
Conversion of derivative debt to common stock	(305,000)	(790,712)
Reclassification of convertible debt to demand debt	(630,000)	-
Reclassification of derivative debt back to convertible debt (tainting removed)	(274,097)	286,847
Ending balance	$87,500	$1,296,597

A summation of derivative debt issued during the nine months ended May 31, 2016 and the year ended August 31, 2015, respectively, are set out below:

Description	Information	May 31, 2016	August 31, 2015
Interest Rate			10%
Maturity Date(s)			Oct. 6, 2016
Series 10	10% per annum interest; convertible on demand at $0.04		300,000

During the nine months ended May 31, 2016, the Company recorded a gain on the settlement of derivative debt of $48,653, which is included in “Gain (loss) on the settlement of debt” on the Company’s consolidated statement of operations.

The Company also incurred a loss on the conversion of debt to stock equal to the difference in the stock issuance price ($0.04) per share and the actual fair market value, or $520,163, which is included in “Loss on debt extinguishment” on the Company’s consolidated statement of operations.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016

(Unaudited)

Total derivative debt at May 31, 2016 and August 31, 2015 consists of the following.

Description	Information	May 31, 2016	August 31, 2015
Series 2	Convertible at $1.00 per share	$75,000	$120,000
Series 3	Convertible at $0.75 per share	12,500	72,500
Series 4	Convertible at $0.75 per share	—	724,097
Series 7	Convertible at $0.60 per share	—	280,000
Series 8	Convertible at $0.40 per share	—	100,000

Total		$87,500	$1,296,597

(B)

Unsecured Convertible Debt – Non-derivatives

Description	May 31, 2016	August 31, 2015
Carry forward balance	$—	$1,378,207
Borrowings	70,000	83,500
Repayment of convertible debt	—	(631,819)
Conversion of convertible debt to common stock	(70,000)	(844,250)
Gain on debt settlement	—	(48,791)
Reclassification of derivative debt back to convertible debt (tainting removed)	274,097	63,153
Ending balance	$274,097	$—

A summation of unsecured convertible non-derivative debt issued during the nine months ended May 31, 2016 and the year ended August 31, 2015, respectively, are set out below:

Description	Information	May 31, 2016	August 31, 2015
Interest rate			8%
Default interest rate			N/A
Term			9 months
Maturity			Sep. 5, 2015 to June 9, 2015
Series 5 debt	Zero percent (0%) interest if repaid within 3 months; Convertible at the lesser of $0.47 or 65% of the lowest trade price in the then prior 25 days, but only after 180 days from the loan date	—	—
Series 7 debt	1-year, 12% interest, fixed conversion at $0.60	—	—
Series 8 debt	24 month, 8% interest, fixed conversion at $0.40	—	—
Series 9 debt	9 month, 8% interest, convertible after 180 days at $0.02 per share.	$—	$83,500

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016

(Unaudited)

(C)

Unsecured Demand/Term Debt

Unsecured demand notes consist of the following at May 31, 2016 and August 31, 2015:

Description	May 31, 2016	August 31, 2015
Carry forward balance	$382,563	$833,192
Borrowings	—	100,000
Repayments	(74,596)	(150,629)
Additional debt brought about in debt settlement	121,360	—
Accrued interest reclassed to note principal	268,140	—
Conversion into master license agreement	(100,000)	—
Conversion of demand debt to common stock	—	(50,000)
Rollup of accrued commissions to term debt	12,500	—
Reclassification of derivative debt back to convertible debt (tainting removed)	630,000	—
Reclassification to derivative debt due to tainting	—	(350,000)
Ending balance	$1,239,967	$382,563

Unsecured demand notes consisted of the following at May 31, 2016 and August 31, 2015:

Information	Maturity	May 31, 2016	August 31, 2015
Represents current unsecured demand debt	Nov. 6, 2015 – April 1, 2020	$1,209,550	$335,063
Represents an advance from a third party	Due on demand	10,000	10,000
The Company settled litigation in this matter during the period; see Note 5.	Settled	20,417	37,500
Total		$1,239,967	$382,563

On November 16, 2015, the Company entered into a Master License Agreement (“MLA”) with The Grilled Cheese Truck, Inc., a Nevada corporation (“GCT”). As part of the agreement, GCT considered its $100,000 note with the Company as paid in full, and the Company agreed to apply the $100,000 towards the MLA. Since then, the Company had received $200,000 towards the MLA; however, in March 2016, the Company notified GCT that is was in breach of the agreement (for non-payment) and terminated the agreement. No monies are due GCT.

During the nine months ended May 31, 2016, the Company settled a debt dispute with GSM for $50,000 plus 1,500,000 shares of common stock, having a fair value of $120,000, based upon the quoted closing price of the Company’s common stock on the date of the settlement. The Company recorded a loss of $120,000 in connection with the settlement, which is included in “Gain (loss) on settlement of debt” on the Company’s consolidated statement of operations. The Company also recorded a reduction of accrued commissions of $9,474, which is included in the gain on settlement of AP of $61,808 on the statement of cash flow.

During the nine months ended May 31, 2016, the Company settled a debt dispute with a debt holder, incurring a loss of $121,360 in connection with the settlement, which is included in “Gain (loss) on settlement of debt” on the Company’s statement of operations. All previously accrued interest was reclassed to debt and a new note with interest at 12% was executed. Because the agreement calls for payment of the remaining $1,011,200 up to April 1, 2020, the Company recorded $293,800 as short-term debt and the remaining $935,600 as long-term debt.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016

(Unaudited)

(D)

Secured Debt

Description	May 31, 2016	August 31, 2015
Carry forward balance	$2,700,000	$2,700,000
Additional debt brought about in debt settlement	155,242	—
Repayment of debt	(60,000)	—
Conversion of secured debt to Series B preferred stock	(1,100,000)	—
Reclassification of accrued interest to debt	444,758	—
Ending balance	$2,140,000	$2,700,000

During the nine months ended May 31, 2016, the Company settled a debt dispute with Penny Hart (“Hart”), incurring a loss of $155,242 in connection with the settlement, which is included in “Gain (loss) on settlement of debt” on the Company’s statement of operations. As part of the settlement, Hart agreed to convert $1,100,000 of the total $2,100,000 debt into shares of the Company’s Preferred Series B stock at $0.04 per share; the Company incurred a loss on the conversion of $134,750, which is included in “Loss on Debt Extinguishment” on the Company’s statement of operations. All previously accrued interest was reclassed to debt and a new note with interest at 5% was executed. Because the agreement calls for payment of the remaining $940,000 over 3 years, the Company recorded $240,000 as short-term debt and the remaining $700,000 as long-term debt.

Secured debt consisted of the following activity and terms for the nine months ended May 31, 2016 and the year ended August 31, 2015, respectively:

Information	May 31, 2016	August 31, 2015
Interest Rate	5.00%	12.75%
Maturity	November 9, 2018	Aug. 8, 2015
Secured by all the assets of OSM	$2,140,000	$2,700,000

(E)

Debt discount

	May 31, 2016	August 31, 2015
Total outstanding debt	$3,741,564	$4,379,160
Carry forward debt discount – net	—	(335,318)
Debt discount	—	(316,102)
Amortization of debt discount	—	621,009
Reclassification of debt discount	—	30,411
Debt – net	$3,741,564	$4,379,160

The Company records debt discount relating to its derivative debt to the extent of gross proceeds raised in its debt financing transactions, and immediately expenses the remaining value of the derivative if it exceeded the gross proceeds of the note. No derivative expenses were incurred during the nine months ended May 31, 2016.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016

(Unaudited)

Note 3 - Derivative Liabilities

The Company identified conversion features embedded within convertible debt and/or warrants issued during the nine months ended May 31, 2016 and the year ended August 31, 2015, respectively, (see Note 2(A)).

The fair value of the Company’s derivative liabilities at May 31, 2016 and August 31, 2015 is as follows.

	May 31, 2016	August 31, 2015
Carry forward balance	$239,748	$180,418
Fair value at the commitment date for convertible debt	—	880,552
Loss on debt extinguishment	—	198,132
Fair value mark-to-market adjustment	(211,697)	(817,223)
Reclassification of derivative associated with convertible debt that was settled	—	(202,131)
Derivative liabilities (balance)	$28,051	$239,748

The fair value at the commitment and re-measurement dates for convertible debt and warrants that are treated as derivative liabilities were based upon the following management assumptions for the nine months ended May 31, 2016:

	Commitment Date	Re-measurement Date
Exercise price	N/A	$0.35 - 1.00
Expected dividends	N/A	0%
Expected volatility	N/A	132%-237%
Expected term: convertible debt and warrants	N/A	3 days to 3 months
Risk free interest rate	N/A	0.11% - 0.33%

Note 4 - Stockholders’ Deficit

(A)

Series A – Convertible Preferred Stock

Series A convertible preferred stock consists of the following activity for the nine months ended May 31, 2016:

Balance – August 31, 2015	881,360
Conversion to common stock	(2,721)
Balance – May 31, 2016	878,639

No gain or loss was recorded in the conversion of preferred to common stock.

(B)

Series B – Convertible Preferred Stock

Series B convertible preferred stock consists of the following activity for the nine months ended May 31, 2016:

		Range of value
Type	Shares	per share
Balance – August 31, 2015	18,141,051
Shares issued for cash	4,749,000	$0.20
Shares issued for debt conversion	2,750,000	$0.40
Shares issued for services rendered	59,625	$0.50
Conversion of preferred Series B to Series C	(3,450,000)	—
Conversion of preferred Series B to common stock	(3,612,500)	—
Balance – May 31, 2016	18,637,176

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016

(Unaudited)

During the nine months ended May 31, 2016, the Company converted shares of its Series B preferred stock to shares of its Series C preferred stock at a conversion factor of 2:1. The difference in par value was recorded to APIC.

During the nine months ended May 31, 2016, the Company converted shares of its Series B preferred stock to shares of its common stock at a conversion factor of 1:10.

Prior to February 24, 2016, the effective conversion rate of the Company’s Series B preferred shares was less than the market price of the underlying common stock when issued but the Company lacked available common shares to allow Series B shareholders to convert their shares into common shares. These factors created a contingent beneficial conversion feature (“BCF”), which is shown on the Company’s statement of operations for the nine months ended as a deemed dividend of $3,280,151 (not an actual dividend), which affects EPS only.

At August 31, 2015 the company had a deemed dividend of $2,252,351.

(C)

Series C – Convertible Preferred Stock

Series C convertible preferred stock consists of the following activity for the nine months ended May 31, 2016:

Type	Shares	Fair value
Balance – August 31, 2015	—	$—
Conversion of preferred Series B to Series C	1,725,000	—
Balance – May 31, 2016	1,725,000	$—

There was no BCF on the conversion of Series B to Series C shares.

(D)

Common Stock

For the nine months ended May 31, 2016, the Company issued the following shares of common stock:

Type	Shares	Fair value	Range of value per share
1. Stock issued for compensation	4,393,501	$337,313(1)	$0.0587 - $0.0880
2. Stock issued for services	8,130,523	$472,185(1)	$0.0516 - $0.0938
3. Stock issued as an inducement to settle debt (see Note 2.)	2,250,000	$156,625	$0.02 - $0.0475
4. Stock issued for debt and accrued interest	12,898,654	$1,100,859(2)	$0.0749 - $0.0890
5. Stock issued for cash	1,031,250	$53,563(1)	$0.0400
6. Stock issued for conversion of Series A preferred stock	2,721	$—	N/A
7. Stock issued for conversion of Series B preferred stock	36,125,000	$—	N/A

1.  Includes $98,102 for the excess of fair value over issuance price for compensation, services and cash.

2. Includes $654,913 for the excess in fair value over issuance price for debt settlement.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016

(Unaudited)

(E)

Stock Options

There were no stock options issued for the nine months ended May 31, 2016.

The following is a summary of the Company’s stock option activity for the nine months ended May 31, 2016.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2015	1,975,000	$0.53	5.44 years	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance – May 31, 2016	1,975,000	$0.53	4.69 years	—
Exercisable – May 31, 2016	1,975,000	$0.53	4.69 years	—
Grant date fair value of options granted		$147,588
Weighted average grant date fair value		$0.75

Outstanding options held by related parties (May 31, 2016)	1,450,000
Exercisable options held by related parties (May 31, 2016)	1,450,000

For the nine months ended May 31, 2016, the Company had no expenses related to vested options.

(F)

Stock Warrants

The following is a summary of the Company’s stock warrant activity for the nine months ended May 31, 2016. Any warrants that were not exercised during the term of the warrants are shown in the below table as forfeited:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2015	7,496,140	$0.42
Granted (for debt)	—	—
Granted (other)	—	—
Exercised	—	—
Expired	(531,250)	0.82
Balance at May 31, 2016	6,964,890	$0.56

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.40 - $1.25	4,491,050	1.67	$0.56	6,564,383	$0.56	$-

Note 5 - Commitments and Contingencies

Litigations, Claims and Assessments

There have been no changes to the status of our legal proceedings since our last 10-Q Report.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 31, 2016

(Unaudited)

Note 6 - Going Concern

As reflected in the accompanying consolidated financial statements for the nine months ended May 31, 2016, the Company had a net loss including non-controlling interest of approximately $3.5 million, net cash used in operations of approximately $1.4 million, working capital deficit of approximately $6 million and a stockholders’ deficit of approximately $7.3 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 7 - Subsequent Events

Since May 31, 2016, the Company has issued 10,250,000 shares of common stock for the conversion of 1,025,000 of its Series B preferred shares.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the three and nine months ended May 31, 2016 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K.

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

We manufacture and sell soups under the brand name “Original Soupman”. Our soups can be purchased in national and regional supermarket chains such as Kroger, Publix, Safeway, Shoprite, Shaw’s, HEB, Winn Dixie and Bi Lo in shelf stable Tetra Recart packaging allowing for maximum shelf life and freshness in every carton. The annual market size for soup sales to grocery and chain stores in the US is approximately $6.4 billion.

We also sell our Original Soupman soups in flash-frozen “heat ‘n serve” pouches to our franchisees, such as our flagship store at 55th Street and 8th Avenue in NYC, the Mohegan Sun Casino in Connecticut, Resorts Hotel & Casino in Atlantic City, New Jersey, the Original Soupman Delicatessen at Roosevelt Field Mall on Long Island, New York, to a national restaurant chain and to educational institutions (such as the New York City Public school system). In addition to our soups, we sell to our educational institution customers various vegetarian items such as Mexicali Beans and Stewed Pinto Beans, which are low in fat, low in sodium and high in dietary fiber.

Executive Summary

This Executive Summary provides significant highlights from the discussion and analysis that follows. Each balance sheet comparison compares May 31, 2016 (the end of the current period) to August 31, 2015 (the end of the prior fiscal year); each income statement comparison compares the three and nine month ended May 31, 2016 to the three and nine month ended May 31, 2015. For the nine months ended May 31, 2016:

•

Accounts payable and accrued liabilities decreased approximately 10% or approximately $393,000.

•

Debt decreased by approximately 17% or approximately $638,000.

•

Revenue increased 33% due primarily an increase in sales to grocery stores and franchise sales and the reduction of slotting fees.

•

Tetra sales increased 64%, or approximately $495,000.

•

Administrative expenses increased 101% or approximately $1.5 million, due to: (i) non-employee based stock compensation to our advisors, consultants and third-party vendors; (ii) compensation to our senior management, including our new CEO our new VP of Tetra pak sales and our former COO; (iii) increases in marketing, travel and promotion to drive Tetra pak sales in the grocery channel and (iv) an increase in professional services.

Year-over-year comparability of earnings and earnings per share

The following items affected the comparability of year-over-year earnings and earnings per share:

•	During the nine months ended May 31 2016, we posted a loss on the extinguishment of debt of approximately $655,000.

Net loss attributable to non-controlling interests

We own 80% controlling interest in Kiosk Concepts, Inc.; the remaining 20% is owned by Al Yeganeh, from whom we license our soup recipes. The non-controlling interests' share in the net loss was included in net loss attributable to non-controlling interests in the consolidated statements of operations.

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

Results of Operations –Three Months Ended May 31, 2016 and May 31, 2015

The following table summarizes our operating results for the three months ended May 31, 2016 and 2015; all amounts have been rounded to the nearest thousandth.

	May 31, 2016	May 31, 2015
Revenue	$629,000	$487,000
Cost of Sales	477,000	356,000
Gross Profit	152,000	131,000
Operating Expenses	1,299,000	604,000
Loss From Operations	(1,147,000)	(473,000)
Other Income	(241,000)	217,000
Net Loss (including non-controlling interest)	$(1,388,000)	$(256,000)

Soup sales

Soup sales accounted for approximately 93% and 91% of overall revenue for the three months ended May 31, 2016 and 2015, respectively, while franchise activities accounted for the remaining 7% and 9%, respectively. Our year-over-year revenues increased approximately 29%.

The following table summarizes our net soup sales for the three months ended May 31, 2016 and 2015; all amounts have been rounded to the nearest thousandth. Soup sales are net of slotting fees (a onetime fee charged by supermarkets in order to have our products placed on their shelves) promotions and early payment discounts.

	May 31, 2016		May 31, 2015
	Sales	% of sales	Sales	% of sales
Grocery Stores (Tetra)	$360,000	61%	$202,000	46%
Educational Institutions	112,000	19%	72,000	16%
Franchisees	116,000	20%	165,000	38%
Net sales	$588,000		$441,000

Our year-over-year increase in our grocery store sales is primarily attributable to the acquisition of new customers, our increased marketing activities and promotions to sample our products, including events with the actor Larry Thomas from the TV series Seinfeld.

Cost of Sales

The following table summarizes our cost of sales for the three months ended May 31, 2016 and 2015; all amounts have been rounded to the nearest thousandth. Cost of sales represents costs associated with soup sales only.

	May 31, 2016		May 31, 2015
	Costs	% of Total	Costs	% of Total
Grocery Stores (Tetra)	$233,000	49%	$149,000	42%
Educational Institutions	91,000	19%	59,000	17%
Franchisees	87,000	18%	108,000	30%
Freight	66,000	14%	40,000	11%
Total	$477,000		$356,000

Operating Expenses

Year over year operating expenses increased approximately 115% or approximately $695, 000. The increase was primarily attributable to an increase in stock based compensation for outside services, compensation related to new hires and an increase in marketing, travel and promotion to drive Tetra pak sales.

The following table summarizes major components of our operating expenses for the three months ended May 31, 2016 and May 31, 2015; all amounts have been rounded to the nearest thousandth.

	May 31, 2016	May 31, 2015
Compensation expense-cash	357,000	113,000
Compensation - stock	63,000	61,000
Professional fees	87,000	294,000
Marketing/Advertising/Branding/Public Relations/Promotions/Trade Shows	150,000	27,000
Travel	72,000	46,000
Non-Employee Stock Based Compensation	458,000	—

Other Income (Expense)

Year-over-year other expenses increased approximately 221%, from an approximately $217,000 gain to an approximately $241,000 loss. This increase was primarily attributable to losses from the settlement and extinguishment of debt and accounts payable.

Net Loss

Year-over-year net loss increased approximately 440% or approximately $1.1 million due to the various factors discussed above, which impacted revenue, cost of sales, gross profit and operating expenses. Our year-over-year basic and diluted net loss per share increased by $0.01, due primarily to a wider loss for the period and a one-time deemed dividend resulting from the removal of tainting.

Results of Operations –Nine months Ended May 31, 2016 and May 31, 2015

The following table summarizes our operating results for the nine months ended May 31, 2016 and 2015; all amounts have been rounded to the nearest thousandth.

	May 31, 2016	May 31, 2015
Revenue	$2,282,000	$1,720,000
Cost of Sales	1,706,000	1,459,000
Gross Profit	576,000	261,000
Operating Expenses	3,044,000	1,535,000
Loss From Operations	(2,468,000)	(1,274,000)
Other Income (Expense)	(1,007,000)	126,000
Net Loss (including non-controlling interest)	$(3,475,000)	$(1,148,000)

Soup sales

Soup sales accounted for approximately 85% and 92% of overall revenue for the nine months ended May 31, 2016 and 2015, respectively, while franchise activities accounted for the remaining 15% and 8%, respectively. Our year-over-year revenues increased approximately 33%.

The following table summarizes our net sales for the nine months ended May 31, 2016 and 2015; all amounts have been rounded to the nearest thousandth. Soup sales are net of slotting fees (a onetime fee charged by supermarkets in order to have the product placed on their shelves) promotions and early payment discounts.

	May 31, 2016		May 31, 2015
	Sales	% of Total Sales	Sales	% of Total Sales
Grocery store sales (Tetra) - net	$1,273,000	66%	$778,000	49%
Educational Institutions	265,000	14%	376,000	24%
Franchises	402,000	21%	435,000	27%
	$1,940,000	330%	$1,589,000

Our year-over-year increase in our grocery store sales is primarily attributable to the acquisition of new customers, our increased marketing activities and promotions to sample our products, including events with the actor Larry Thomas from the TV series Seinfeld.

Cost of Sales

The following table summarizes our cost of sales for the nine months ended May 31, 2016 and 2015; all amounts have been rounded to the nearest thousandth. Cost of sales represents costs associated with soup sales only.

	May 31, 2016		May 31, 2015
	Costs	% of Total	Costs	% of Total
Grocery Stores	$1,024,000	60%	$743,000	51%
Educational Institutions	209,000	12%	281,000	19%
Franchisees	287,000	17%	295,000	20%
Freight	186,000	11%	140,000	10%
Total	$1,706,000		$1,459,000

Operating Expenses

Year over year operating expenses increased approximately 98% or approximately $1.5 million. The increase was primarily attributable to an increase in compensation related to new hires and other professional fees.

The following table summarizes major components of our operating expenses for the nine months ended May 31, 2016 and May 31, 2015; all amounts have been rounded to the nearest thousandth.

	May 31, 2016	May 31, 2015
Compensation – cash	723,000	377,000
Compensation expense - stock	408,000	184,000
Professional fees	435,000	421,000
Stock based compensation	501,000	48,000
Marketing/Advertising/Branding/Public Relations/Promotions/Trade Shows	398,000	120,000
Travel	190,000	73,000

Other Income (Expense)

Year-over-year other expenses increased approximately 896%, from a gain of approximately $126,000 to loss of approximately $1 million. This increase was primarily attributable to losses from the settlement and extinguishment of debt.

Net Loss

Year-over-year net loss increased approximately 203% or approximately $2.3 million to the various factors discussed above, which impacted revenue, cost of sales, gross profit and operating expenses. Our year-over-year basic and diluted net loss per share increased by $0.06 per share, due primarily to greater losses a one-time deemed dividend resulting from the removal of tainting.

LIQUIDITY AND CAPITAL RESOURCES

We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations and investments in our company. We believe that with the anticipated investments in our company, that our sources of financing will be adequate to meet our requirements for future growth.

Our net cash used from operations was approximately $1.4 million during the nine months ended May 31, 2016, compared to an approximately $1 million during the nine months ended May 31, 2015.

We received proceeds of approximately $1 million from the issuance of notes and stock during the nine months ended May 31, 2016, and repaid debt and accrued interest of approximately $235,000, compared to the issuance of notes and stock of approximately $1.8 million and the repayment of debt and accrued interest of approximately $799,000 during the nine months ended May 31, 2015.

The following table summarizes our working capital as of May 31, 2016 and August 31, 2015; all amounts have been rounded to the nearest thousandth.

	May 31, 2016	August 31, 2015
Current assets	$680,000	$1,199,000
Current liabilities	6,182,000	9,254,000
Working capital (deficit)	$(5,502,000)	$(8,055,000)

At May 31, 2016, we had cash and cash equivalents of approximately $40,000 as compared to approximately $611,000 at August 31, 2015.  During the nine months ended May 31, 2016, our working capital deficit decreased approximately $2.1million, primarily attributable to decreases in current debt of approximately $2.1 million, accounts payable of approximately $393,000 and derivative liability of approximately $212,000, offset by decreases in cash and inventory of approximately $571,000 and 48,000, respectively.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of approximately $6.6 million through May 31, 2016 and have incurred a net loss including non-controlling interest of approximately $3.5 million for the nine months ended May 31, 2016. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At May 31, 2016, we had short-term debt of approximately $2.1 million and a working capital deficit of approximately $6 million. These factors raise doubt about our ability to continue as a going concern.

We expect to spend capital in connection with implementing our business strategy, including the promotion of our shelf stable Tetra pak soups, our advertising and marketing campaigns and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

We believe that if we successfully raise at least $2.5 million, it will be sufficient to support our normal operations and support our growth based on current operations. In addition, we believe we will seek to raise an additional $10 to $15 million over the next 12 months to make potential acquisitions, increase our marketing and promotion efforts and add new soup varieties and line extensions to our offerings such as bone-in broth to further increase revenue. We believe that at $6 million in sales, our operations would be self-sustaining and cash flow positive. We use co-packers to manufacture our products, have no brick and mortar, rent very modest space and only have seven full time employees and therefore, many of our fixed costs are minimal and will remain unchanged regardless of how much money we are able to raise. If we are forced to reduce our marketing and promotion efforts and/or size of our operations because we are unable to raise the entire $2.5 million to support implementing our business plan, our revenues will likely be less than $6 million had we been able to implement our full program, and as a direct result, our income may suffer, and may not be sufficient to cover our negative cash flow, negatively affecting our liquidity.

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

(b)	Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended May 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

There have been no changes to the status of our legal proceedings since our last 10-Q Report.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended May 31, 2016, we issued 1,031,250 shares of common for $41,250 in cash at an issuance price of $0.04 per share, 7,960,522 shares for services rendered with a value of $451,145 based on an average issue price of $0.0567 per share, 1,893,500 shares as compensation expense with a value of $101,480 based on an average issuance price of $0.0536 per share and 750,000 shares as an inducement to settle debt(s) with a fair market value of $35,875 based on the price set out in the settlement agreement(s).

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

In addition, the Company issued 36,125,000 shares of common stock upon the conversion of 3,612,500 shares of its Series B preferred stock pursuant to the exemption provided by Section 3(a)(9) of the Securities Act.

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

SOUPMAN, INC.

Date: July 18, 2016	By:	/s/ Jamieson Karson
Jamieson Karson
Chief Executive Officer and Director (Principal Executive Officer)

SOUPMAN, INC.

Date: July 18, 2016	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO
(Principal Financial Officer)