Form 10-K
period 2016-08-31
SOUPMAN, INC.
filed 2016-12-14
CIK 1475273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated file ☐      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of February 29, 2016 was $4,917,114 based on $0.0770, the price at which the registrant’s common stock was last sold on that date.

As of December 14, 2016, the issuer had 242,754,924 shares of common stock outstanding.

Documents incorporated by reference: None

SIGNATURES	52

PART I

Forward-Looking Statements

Most of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. We do not undertake any obligation to update any forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our,” and “Soupman,” refer to Soupman, Inc.

ITEM 1. BUSINESS.

OUR COMPANY

We manufacture and sell soup to grocery chains, school systems, our franchisees and other select retailers under the brand name “The Original Soupman®”. Our brand is well known throughout the industry and our Chicken Vegetable soup was rated as the best chicken soup in America by Consumer Reports.

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

OUR BUSINESS

Overview of our Operations

We manufacture and sell soups in three channel segments under the brand name “Original Soupman®”. In the grocery and club store segment, our soups can be purchased in stores such as Kroger, Publix, Safeway, Shoprite, Bi-Lo Winn Dixie, Acme, Shaws, HEB and Costco. We package our soups in Tetra Recart shelf stable cartons, allowing for maximum shelf life and freshness in every carton without preservatives. Tetra Recart is state of the art packaging technology, is environmentally friendly and keeps the product fresh for two years without using preservatives or BPAs. The market size for this product in the US is approximately $6 billion annually.

In the food services segment, we sell the Original Soupman® soups in bulk frozen “heat ‘n serve” pouches to our franchisees and certain selected retail locations and  we sell our bulk flash-frozen Original Soupman® soups and other products to  the New York City Public school system. These additional products include vegetarian items such a Mexicali Beans and Stewed Pinto Beans, which are designed to taste great, are low in fat, low in sodium and high in dietary fiber.

Licensing Arrangement with Al Yeganeh

In July 2004, International Gourmet Soups licensed the exclusive rights to use, in perpetuity, the name, slogans, and recipes of Al Yeganeh, founder of the famous soup restaurant located in New York City on 8th Ave and 55 Street, in manufacturing and marketing in North America, over 40 varieties of gourmet soups under the brand “Original Soupman”.

The quality of his soup is such that Mr. Yeganeh gained a devoted local following and long lines of loyal customers outside the store that extended around the block. Mr. Yeganeh’s renowned soups abruptly went international in 1995 when they first aired the famous “soup” episode of the “Seinfeld” comedy television show, which featured a character based on Mr. Yeganeh. This episode is one of the best known and highest-rated of that phenomenally successful series, and it soon became common knowledge that the character of the irascible soup-restaurant proprietor was based on Mr. Yeganeh. Mr. Yeganeh was featured on “Late Night with David Letterman,” “The Oprah Winfrey Show,” “Good Day New York,” and “The Today Show,” CNN, CNBC’s “Squawk Box,” and “Your World with Neil Cavuto”, “Fox and Friends”, TIME Magazine, Consumer Reports and many other media venues.

Mr. Yeganeh was paid $150,000 upon execution of the license agreement, and received a royalty of $225,000 per year through June 30, 2014. Currently, we are obligated to pay him royalties of 3% on our gross sales (as such term is defined in the license agreement) on the first $50 million of gross sales, 2% on gross sales of $50 million  to $75 million and 1% on gross sales thereafter. Additionally, he is to receive 3% of our franchise fees (the latter amount to be donated to charities dedicated to relieving hunger). He also receives 50% of the net profits from the sale of certain merchandise. Pursuant to the terms of the license agreement, Mr. Yeganeh received 20% of the outstanding stock of our subsidiary Kiosk Concepts, Inc., which manages our franchise operations. His ownership in Kiosk is shown on our financial statement as non-controlling interest.

In the event of a bona fide sale of all of the stock or assets of the Company, Mr. Yeganeh is to receive the lesser of 10% of the sale price less all outstanding liabilities or $10 million. The license agreement with Mr. Yeganeh does not provide for any stated termination provisions.

Tetra Recart

The Tetra Recart carton is 17 oz, which we sell to grocery stores and club stores. We use Tetra Recart cartons rather than cans or jars because we believe that Tetra Recart cartons is far superior to regular cans. Tetra Recart cartons allows us to use the finest ingredients, such as North Atlantic lobster and Maryland crab, and seals in our flavor and the freshness for up to two years. Tetra Recart cartons shelf stable packaging is more efficient to ship than canned products, easier to stock and environmentally friendly. Several thousand products around the world have shifted to Tetra Recart cartons and/or Tetra Aseptic shelf stable packaging because it is environmentally friendly and BPA-Free.

Tetra Recart packaging enables us to offer the same quality soups that our franchised and licensed restaurants serve, in grocery stores across the country for less while maintaining significant profit margins.

Original Soupman® Soups

We have 40 varieties of soups that we sell in our food services and educational segments and 8 varieties that we currently sell in our grocery segment.

The eight varieties of our Tetra Recart soups available at grocery now are Lobster Bisque, Shrimp Bisque, Chicken Noodle, Gluten-Free Lentil, Organic Gluten-Free Lentil, Crab Corn Chowder, Chicken Gumbo and Jambalaya. We created an Organic Gluten Free Lentil soup, Chicken Gumbo and Crab Corn Chowder in a 6-pack of Tetra cartons for Costco and we expect to add more organic soups, additional varieties of soups, broths, bone broths, “clean labels” and a 10 oz. single serve carton for the Convenience store venue for our Tetra Recart line and restaurants in the near future. We provide recipes for our customers to follow, helping them to stretch the dollar, which include putting our soup over pasta, rice or potatoes.

Grocery Segment

Our customer list includes supermarket and grocery chains and club stores such as Kroger, Publix, Safeway, HEB, Shoprite, Acme, Shaw’s, Bi-Lo Winn Dixie, Heinens,  Met Foods,  Price Chopper, Wegman’s, Fairway, Costco and others.

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

We plan to target most if not all of the grocery chains, as well as upscale customers such as Whole Foods, Ahold, Wild Oats and Target, as potential clients for our soups. In addition, we plan to expand our branded offering to soup bases, ready to use broths, bone broths and gravies to compete in these growing categories.

Franchising

Our entire line of over 40 varieties of “Original Soupman” soups are sold directly to consumers by our franchisees. We currently have nine franchise locations.

Our flagship franchisee-owned Original Soupman store is located at 55th Street and 8th Avenue in New York City.  It is only 10 feet wide and remains a popular destination for soup lovers in New York City. Our flagship franchisee-owned Original Soupman® Delicatessen & Restaurant model opened in December 2013 at Resorts in Atlantic City NJ (www.resortsac.com). This model has modified signage emphasizing the Delicatessen menu, which has resulted in increased sales overall. We expect this store to achieve sales of not less than $1,500,000 annually in only 900 square feet of space. The franchisee and operating partner, Bill White, is a very experienced food operator. Mr. White also operates Famous Famiglia Pizza, Haagen Daaz, Ruby’s Diner in Resorts Atlantic City as well as other brands including Johnny Rockets and Guy Fierro’s.

We have identified casinos, airports, theme parks and other tourist locals as our preferred locations for the continued expansion of our franchise restaurants and plan on vigorously pursuing marquee destinations for additional franchise locations.

Co-Branded Franchising

We intend to continue to opportunistically try to identify quality partners with whom we can forge synergistic relationships to expand our brand awareness and sales volume. One of our franchisee-owned locations in NYC is co-branded with Tim Horton’s restaurants. Our co-brand model is available to professional franchise operators who see the need to add consumer traffic and increase their revenues while driving sales more consistently throughout the day. We currently have co-branded franchise agreements with the following organizations:

Tim Horton’s (http://www.timhortons.com)

Cold Stone Creamery (www.coldstonecreamery.com)

Cosimos Pizza in Albany NY

Co-branding enables us to expand our franchisee business more rapidly with less inherent risk to the franchisee and to us., offering consumers a healthy lunch or dinner with more variety and brand recognition while offsetting the seasonality of our products on the overall specific restaurant sales and financial performance.

Original Soupman® Mobile Franchise Program

We started an Original Soupman® mobile food truck franchise program in July 2014. The franchise fee is $15,000 and the weekly royalty to us by each franchise is $200 until that franchise reaches $400,000 in annual sales at which time the royalty payment to us will be 4% of sales. This “SoupMobile” model is designed to limit the risks associated with stores and allows the franchisee to move from location to location at busy times of the day, all while still featuring our famous soups and a limited sandwich selection, which includes our famous Lobster Roll. We currently have one unit operating on 59 street and 5th Ave. in NYC. We also intend to add “bowls” to this menu, which consists of either rice or pasta topped with our soup.

Licensed Soup Program

We are testing adding our branded Original Soupman® soups as a product in large national food and coffee chains with substantial daily foot traffic and lunch business. This would only require a license agreement to purchase our soups but not require fees or royalties. This program is targeted towards select successful strategic chains such as Starbuck’s (www.starbucks.com), Subway (www.Subway.com), Boston Market (www.bostonmarket.com) and Tim Horton’s restaurants (www.timhortons.com) regarding our branded Original Soupman® program for their stores in the US and Canada. As of October 21, 2015, we have been testing Soupman soups in six Subway locations with better than expected sales results.

Our licensed soup program offers the power of our brand and world famous soups to strategic partners who have a proven success of thousands of high traffic locations. We anticipate our licensed soup program to be a substantial revenue source in the coming years, allowing us to take advantage of the scale these national chains provide, as well as providing a mechanism to leverage the strong and established brand awareness these potential partners have with consumers.

Original Soupman® Branded School Lunch Program

Many studies that have concluded that the menus in many school lunch programs are too high in saturated fat and cholesterol, and are lacking in fiber, vegetables and other nutrient-rich foods. These reports show that major changes are needed to encourage the health of our nation’s youth, and to reverse the growing trends of childhood obesity, early-onset diabetes, and hypertension, among other chronic diseases, in children and teens. In cooperation with the New York City Department of Education School Foods program, we have developed a menu of low fat, low calorie menu items that are high in fiber, protein and vegetable nutritionals. We have Original Soupman® Mexicali Beans and Stewed Pinto Beans as a lunch items to the NYC Schools, at elementary, middle and high school levels, in the five boroughs of NYC. There are approximately 860,000 meals served daily in the NYC School system. We plan to grow this program across the nation’s school systems.

Our products for school lunches are a branded Original Soupman® product which is sold ready to ‘heat n serve’ making it easier for cafeteria employees to prepare (no mixing and cooking) and has been well received by the students who consider it a delicious and healthy alternative meal. In addition, we believe there are many other meals, which we can prepare in a “heat-n-serve” format for schools across the country, and we are currently testing a variety of products and formulations to meet the requirements set forth by the US Department of Education.

These meet the criteria of the Healthier US Schools Challenge (“HUSSC”). The HUSSC, which is a USDA program, is a primary component of First Lady, Michelle Obama’s “Let’s Move” campaign.

High Profile Brand Marketing

Larry Thomas, the actor that played the Soupman on Seinfeld, a role for which he was nominated for an Emmy Award, is the face of our media marketing campaign.  We signed a 3-year agreement through August 31, 2018 with him to represent our Original Soupman brand at the original store in NYC, media interviews and personal appearances at grocery chains around the country as well as meetings with grocery executives and grocery customers. He also performs radio ads and customer sales presentation.

E-Commerce and On-Line Distribution

While our distribution channels continue to be built, we maintain an interactive website, which allows our loyal Soupman fans from around the world to purchase our Tetra Recart carton soups as well as our collection of licensed merchandise on our website www.originalsoupman.com as well as on Amazon.com Information on our e-commerce is not incorporated by reference into this report.

THE SOUP MARKET

Soup is historically purchased by over 90% of U.S. households from the grocery channel and is a mature consumer category (Mintel-US-SOUP-2014). The $6 billion grocery soup industry in the US has seen a slight decrease in overall sales due to the decrease in condensed canned soups; however, the premium soup category, including unique varieties, natural offerings and cleaner labels, experienced 20% growth in 2015 and certain analysts expect it to grow at a compound annual growth rate of 2.15% during the period 2016-2021. Our goal is to capture at least 2% of that market over the next five years, equivalent to $128 million in sales to our grocery channel segment.

Supermarket Stores

The Supermarket industry consists of over 38,000 stores with 2016 total sales of $649 billion. (Statista 2016). In addition, there are over 136,000 grocery stores with similar revenue. It is our goal to capture a portion of this market.

Restaurant Industry

The restaurant industry is forecasted by certain analysts to be $783 billion in 2016. Within the food service industry, fast food represents $206 billion of total restaurant sales in 2016.

Health concerns are also forcing fast-food outlets and restaurants to add healthier foods to their menus while consumers want better tasting and unique offerings. We believe our soups offer superior flavor, unique varieties and a healthy alternative to other foods sold at fast food outlets and restaurants.

It is our opinion that today’s consumers are more health conscious and want lighter fare, all-natural products with varied international or exotic ingredients. They have less time for lunch and dinner, and regard quality take-home foods as supplemental or an alternative to, home cooking. These consumers are seeking “home meal replacement” choices.  We believe that soup is the perfect solution and provide “home meal replacement” recipes for our customers to follow, which include putting our soup over pasta, rice or potatoes.

Nation’s Restaurant News estimates that soup currently accounts for 4% of U.S. food-service sales and soup offerings drive consumer decision making regarding which restaurant to visit. We believe that we can benefit because of these consumer trends. These stores are seeking to increase ticket sales, consumers are seeking healthier fare, and the growing popularity of branded, upscale products will lead to an increase in the soup component of food-service sales.

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

A typical Original Soupman® Delicatessen could cost up to $200,000 or more depending on the size and location. Our flagship Original Soupman® Delicatessen & Restaurant model opened in December 2013 at Resorts in Atlantic City NJ (www.resortsac.com). This model has modified signage emphasizing the Delicatessen menu, which has resulted in increased sales overall. Our stores do not have fat fryers or the need for fire suppression systems. We believe that consumers prefer to dine in a comfortable setting with seating and we intend to continue to refine this model while co-branding Original Soupman® (which requires approximately $60,000 in capital investment), throughout the United States and Canada.

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

7. Dr. MacDougal

Fast Food Chains with Proprietary Soup Sourcing

1. Hale & Hearty (local NYC)

2. Panera Bread (National)

3. Souper Salad (Southwest)

4. Zoup (Michigan Area)

Our franchise operations are subject to competition from every other franchise chain. There are many alternatives available to franchisees. Many of the fast food chains are more established than we are and have greater marketing and distribution resources than we have, which permit them to implement extensive advertising programs and attract franchisees. However, we feel that the quality of our product will help us attract franchisees.

Barriers to entry are moderate in this industry. The start-up costs for equipment, supplies, and establishing distribution are significant, and it is critical that one have access to industry expertise. Due to the size and complexity of their equipment and their existing production techniques, the larger soup companies are not equipped to produce higher quality, all-natural gourmet soups. Regional producers of refrigerated gourmet soups are in general unable to freeze their product. This shortens its shelf life and therefore limits how widely the product can be distributed. In addition, there is little consumer awareness of regional brands, such as Hale & Hearty. We have not experienced these barriers to entry, as we are a low capital intense national retailer with the ability to ship frozen products nationally and even internationally, for example, to Canada.

EMPLOYEES

We currently have seven full time employees and three part time employees.

ITEM 1A. RISK FACTORS.

Not required because the Company is a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our primary offices are located at 1110 South Avenue, Staten Island, New York 10314. We currently rent approximately 400 square feet of office space in Staten Island, New York for monthly rent of $2,800. We believe our current offices will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

Soupman, Inc. is a defendant in a lawsuit filed by Mark Hellner and four other plaintiffs in New York State Supreme Court (Case Index No. 6083/2014). The plaintiffs are holders of a series of notes issued by the Company and are seeking repayment of the notes with interest. The plaintiffs have prevailed in the action and on July 22, 2015 submitted a proposed judgment for $299,202.  The entry of this judgment has been fully reserved by the Company.

Soupman, Inc. is a defendant in a case initiates by Brand Initiatives Group, LLC v. Soupman. Inc., Index No. 651647/2016. In March 2016, plaintiff initiated an action against the Company for the Company's alleged breach of a marketing contract. Plaintiff commenced this action in the Supreme Court of the State of New York, County of New York. Plaintiff asserted causes of action for breach of contract, conversion, account stated, and quasi-contract/unjust enrichment. The Company answered the complaint, and asserted affirmative defenses and counterclaims seeking damages for plaintiff's breach of contract and a declaratory judgment providing that plaintiff was not entitled to receive any consideration under the contract due to its breach of contract. Plaintiff served a reply to the Company's counterclaims and asserted affirmative defenses to those counterclaims. The parties have served discovery demands upon each other. Neither party has responded the other's discovery demands. There has been no motion practice and no conference with the court has been scheduled. The Company intends to vigorously contest plaintiff’s allegations and prosecute the Company's counterclaims, and believes that the Company has meritorious defenses to plaintiff s claims in this action.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has traded on the over the counter market under the symbol “SOUP” since February 1, 2011. The following table states the range of the high and low sales prices of our common stock for each of the calendar quarters during the years ended August 31, 2016 and August 31, 2015. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. As of November 1, 2015, there were approximately 700 stockholders of record of our common stock; this number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED AUGUST 31, 2016
Fourth quarter	$.06	$.02
Third quarter	$.09	$.04
Second quarter	$.09	$.06
First quarter	$.17	$.07
YEAR ENDED AUGUST 31, 2015
Fourth quarter	$.10	$.04
Third quarter	$.13	$.04
Second quarter	$.09	$.02
First quarter	$.21	$.02

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

Equity Compensation Plan

The following table sets forth information about the securities authorized for issuance under our equity compensation plans for the fiscal year ended August 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders:
2010 Stock Incentive Plan	1,975,000	.53	750,000

Equity compensation plans not approved by stockholder	N/A	N/A	N/A
Total	1,975,000	.53	750,000

Recent Sales of Unregistered Securities

The following unregistered securities were issued by the Company between June 1, 2016 and August 31, 2016:

•	1,850,001 shares of common stock for services, having an aggregate fair value of $75,775

•	219,780 shares of Series B preferred stock for services, having an aggregate fair value of $60,000

•	84,254,400 shares of common stock upon conversion of 8,425,440 shares of Series B preferred stock

The securities issued for services were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act’). The recipients represented their intention to acquire the securities for investment only and not with a view towards distribution, and were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

The securities issued upon conversion of Series B preferred shares were issued pursuant to Section 3(a)(9) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

Not required because the Company is a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended August 31, 2016 found in this report and the risk factors other information set forth herein or in our Current Reports filed with the Securities and Exchange Commission. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “intends,” or similar expressions. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks.

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

We manufacture and sell soups under the brand name “Original Soupman®”. Our soups can be purchased in stores (such as Kroger, Publix, Safeway and HEB, Shoprite, Acme, Shaws, Bi-lo Winn Dixie, Heinens, Met Foods, Price Chopper, Wegman’s Fairway, Costco and others) in shelf stable Tetra Recart packaging allowing for maximum shelf life and freshness in every carton. The annual market size for soup sales to grocery and chain stores in the US is approximately $6.4 billion.

We also sell our Original Soupman® soups in flash-frozen “heat ‘n serve” pouches to our franchisees (such as the Mohegan Sun Casino in Connecticut) and to educational institutions (such as the New York City Public school system). In addition to our soups, we sell to our educational institution customers, various vegetarian items such a Mexicali Beans and Stewed Pinto Beans, which are low in fat, low in sodium and high in dietary fiber.

Executive Summary

This Executive Summary provides significant highlights from the discussion and analysis that follows.

•	Cash on hand increased over 133%

•	Accounts payable decreased approximately 10%, due primarily to the conversion, by certain vendors, of amounts owed them into shares of our stock.

•	Debt increased by approximately $2,818,000 due primarily to the raise of capital through debt.

•	Soup sales increased approximately 37%, due primarily to an increase in Tetra sales to grocery stores.

•

Operating expenses increased approximately 112%, due primarily to an increase in stock based compensation, stock issued for services, compensation expense for new employees including our CEO, Larry Thomas, our VP of Tetra Sales, our Board of Advisors, and  legal, accounting, marketing, promotion, investor relations and travel.

•

Net loss increased approximately 114%, due in part to higher administrative expenses and loss on settlement of accounts payable and debt and accrued liabilities as well as change in derivative liabilities.

Year-over-year comparability of earnings and earnings per share

The following items affected the comparability of year-over-year earnings and earnings per share:

•	In 2016, we incurred an approximately $1,134,000 expense relating to certain debt holders converting their debt into shares of the Company’s stock.

•	In 2016, we incurred a change in fair value of derivative liabilities of approximately $722,000.

Net loss attributable to noncontrolling interests

We own 80% controlling interest in KIOSK; the remaining 20% is owned by Al Yeganeh, from whom we license our soup recipes. The non-controlling interests' share in the net loss was included in net loss attributable to non-controlling interests in the consolidated statements of operations.

DISCUSSION AND ANALYSIS

Results of Operations - Year ended August 31, 2016 and 2015

There were no unusual or infrequent events or transactions or significant economic changes that materially affected the amount of reported income or expenses from operations, nor is the Company aware of any known uncertainties that it reasonably expects will have a material impact on income or expenses from operations, other than in the normal course of business such as seasonality.

The following table summarizes our operating results for the years ended August 31, 2016 and 2015; all amounts have been rounded to the nearest thousandth.

	2016	2015
Revenue	$2,653,000	$1,929,000
Cost of Sales	2,081,000	1,762,000
Gross Profit	572,000	167,000
Operating Expenses (including non-cash items)	3,993,000	1,880,000
Loss from Operations	(3,421,000)	(1,713,000)
Other Expense (including OIDs)	(2,846,000)	(1,241,000)
Net Loss (including non-controlling interest)	$(6,267,000)	$(2,954,000)

Soup sales

Soup sales accounted for approximately 90% and 91% of overall revenue for the years ended August 31, 2016 and 2015, respectively, while franchise revenues accounted for the remaining approximately 10% and 9%, respectively.

The following table summarizes our soup sales for the years ended August 31, 2016 and 2015; all amounts have been rounded to the nearest thousandth. Soup sales are net of slotting fees (a onetime fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts (early payment discounts).

	2016		2015
	Sales	% of total sales	Sales	% of total sales
Grocery store sales - net of slotting, early payment & recall	$1,732,000	72%	$903,000	51%
Educational Institutions	260,000	11%	401,000	23%
Franchises	407,000	17%	452,000	26%
	$2,399,000	100%	$1,756,000	100%

Our increase in our grocery store sales is attributable to the addition of large new customers and an increase in our marketing and promotion efforts.

Expenses netted against sales

Slotting, early payment discount (and in 2015 cost related to the recall) relate primarily to grocery store sales. The following table summarizes grocery store gross sales, and the amounts netted against them; all amounts have been rounded to the nearest thousandth.

	2016		2015
	Sales	% of grocery store sales	Sales	% of grocery store sales
Gross Grocery Store Sales	$1,765,000		$1,463,000
Slotting/Promotion	(3,000)	-%	(261,000)	18%
Early Payment Discount	(30,000)	2%	(38,000)	3%
Recall	—	-%	(261,000)	18%
Net Grocery Store Sales	$1,732,000		$903,000

Cost of Sales

The following table summarizes our cost of sales for the years ended August 31, 2016 and 2015; all amounts have been rounded to the nearest thousandth. Cost of sales represents costs associated with soup sales only; the Company has no cost of sales associated with franchise activities.

	2016		2015
	Costs	% of total cost	Costs	% of total cost
Grocery Stores	$1,334,000	64%	$952,000	54%
Educational Institutions	209,000	10%	303,000	17%
Franchisees	296,000	14%	336,000	19%
Freight	242,000	12%	171,000	10%
Total	$2,081,000		$1,762,000

Cost of sales as a percent of soup sales (net of slotting, early payment discounts and recall related charge backs) was approximately 87% and 100% for the years ended August 31, 2016 and 2015, respectively.

Operating Expenses

Operating expenses as a percentage of revenue was approximately 151% in 2016 and 97% in 2015. Operating expenses increased approximately 112% or $2.1 million in 2016 as compared to 2015. The increase was primarily due to the increase in stock based compensation, stock issued for services, compensation expense for new employees, including our CEO, Larry Thomas, our VP of Tetra Sales, our Board of Advisors,  legal fees, accounting fees, marketing, promotion, investor relations  and travel. The following table summarizes components of our operating expenses that are 5% or greater than our total operating expenses in 2016 or 2015; all amounts have been rounded to the nearest thousandth. See “Year-over-year comparability of earnings and earnings per share” above as to the effect of certain transaction on this table.

	2016	2015
Employee Compensation (Cash and Stock)	$1,325,000	$802,000
Legal	237,000	147,000
Accounting	68,000	133,000
Marketing/Branding	118,000	155,000
Stock Based Payments to Non-Employees	762,000	(322,435)
Insurance	107,000	117,000
Bad debts	(26,000)	242,000
Travel expense	248,000	88,000
Promotion	360,000	74,000

Other Income (expense)

Other expense in 2016 included interest expense of approximately $0.7 million, a loss on settlement of debt of approximately $1.4 million and a change in fair value of derivative liabilities of approximately $0.7 million. Other expense in 2015 was primarily interest expense of approximately $1.3 million.

Operating Loss

Our operating loss increased approximately 100% in 2016 from 2015, due to the many factors discussed above. Our basic and diluted net loss per shares increased by $.04 per shares in 2016 as compared to 2015.

LIQUIDITY AND CAPITAL RESOURCES

We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations, long-term borrowings, and/or short-term borrowings. We believe that our sources of financing will be adequate to meet our future requirements.

We used cash in operations of approximately $2,704,000 in 2016, compared to approximately $1,549,000 in 2015.

Borrowings in 2016 were approximately $ 4.1 million compared to approximately $2.9 million in 2015. The net proceeds for issuances were used to fund operations in both years.

The following table summarizes our working capital for the years ended August 31, 2016 and 2015; all amounts have been rounded to the nearest thousandth.

	2016	2015
Current Assets	$2,141,000	$1,199,000
Current Liabilities	9,582,000	9,254,000
Working Capital Deficit	$(7,441,000)	$(8,055,000)

At August 31, 2016, we had cash and cash equivalents of approximately $1.4 million as compared to approximately $611,000 at August 31, 2015.  Our year-over-year working capital deficit decreased 8% or approximately $615,000 primarily due to an increase in cash of approximately $1.4 million raised through debt.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of approximately $9.3 million through August 31, 2016 and have incurred a net loss of approximately $6.3 million for 2016. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At August 31, 2016, we had short-term debt of approximately $2.1 million and a working capital deficit of approximately $7.4 million. The opinion of our independent registered accounting firm for the fiscal year ended August 31, 2016 is unqualified; however, because of our net losses and current working capital deficit, our auditors believe that there is substantial doubt as to our ability to continue as a going concern.

We expect to spend capital in connection with implementing our business strategy, including the promotion of our new shelf stable Tetra Pak, our advertising and marketing campaign, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Based upon increased demand for our product and costs associated with production and marketing, if we do not receive timely payments we may not have sufficient cash to operate our business at the current level for the next twelve months. In addition, if sales for the next few months do not meet our expectations, our existing resources may not be sufficient to meet our cash flow requirements. Moreover, if our expenses or our sales significantly exceed our projections, we will need additional funds to implement our business plan whether through a stock offering or otherwise.

If we are unable to raise additional funds, we will be forced to reduce our marketing and promotion efforts and potentially the size of our operations as well, unless current sales increase enough to support implementing our full business plan. We use co-packers to manufacture our products, have no brick and mortar, rent very modest space and only have seven full time employees therefore, many of our fixed costs are minimal and will remain unchanged regardless of how much money we are able to raise. If we are forced to reduce our marketing and promotion efforts and/or size of our operations because we do not have adequate working capital, our revenues will likely be less than had we been able to implement our full program; as a direct result, our income may suffer, and may not be sufficient to cover our negative cash flow, therefore negatively affecting our liquidity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Soupman, Inc

New York, New York

We have audited the accompanying consolidated balance sheets of Soupman, Inc and its subsidiaries (collectively the “Company”) as of August 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2016 and 2015 and the results of their consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses for the year ended August 31, 2016 and has a working capital deficit as of August 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 14, 2016

Soupman, Inc. and Subsidiaries

Consolidated Balance Sheets

	August 31,
	2016	2015
Assets

Current Assets
Cash	$1,424,544	$611,354
Accounts receivable - net	321,347	180,766
Inventory	286,804	358,934
Prepaid expenses	108,693	47,506
Total Current Assets	2,141,388	1,198,560

Property and equipment - net	4,423	8,438

Due from franchisees	52,951	16,273
Intangible assets - net	—	1,577
Other	20,161	4,800
Total Other Assets	73,112	22,650

Total Assets	$2,218,923	$1,229,648

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$3,990,306	$4,431,198
Current portion of convertible debt - net of discount	130,680	1,296,597
Current portion of demand debt - net of discount	1,991,996	3,082,563
Deferred revenue	157,513	204,249
Derivative liabilities	3,311,580	239,748
Total Current Liabilities	9,582,075	9,254,355

Long Term Liabilities
Convertible debt - net of discount	186,667	—
Demand debt	1,709,500	—
Total Long Term Liabilities	1,896,167	—

Total Liabilities	11,478,242	9,254,355

Stockholders' Deficit
Series A convertible preferred stock, par value $0.001; 2,500,000 shares authorized,
878,639 and 881,360 issued and outstanding	879	882
Series B convertible preferred stock, par value $0.001; 45,000,000 shares authorized,
10,431,516 and 18,141,051 issued and outstanding	10,431	18,141
Series C convertible preferred stock, par value $0.001; 2,500,000 shares authorized,
1,725,000 and 0 issued and outstanding	1,725	—
Series D convertible preferred stock, par value $0.001; 672 shares authorized,
672 and 0 issued and outstanding	1	—
Common stock, par value $0.001; 500,000,000 shares authorized
221,904,924 and 70,967,340 issued and outstanding	221,905	70,968
Additional paid in capital	22,298,089	17,410,385
Accumulated deficit	(31,118,452)	(24,821,607)
Total Stockholders' Deficit	(8,585,422)	(7,321,231)
Noncontrolling interest	(673,897)	(703,476)
Total Deficit	(9,259,319)	(8,024,707)

Total Liabilities and Stockholders' Deficit	$2,218,923	$1,229,648

See accompanying notes to the financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended August 31,
	2016	2015
Revenue
Soup sales - net	$2,399,870	$1,756,063
Franchise sales - net	206,250	—
Franchise royalties	46,736	173,326
Total revenue	2,652,856	1,929,389

Cost of sales	2,081,118	1,762,209

Gross profit	571,738	167,180

Operating expenses
General and administrative	3,901,895	1,799,771
Royalty	91,437	80,283
Total operating expenses	3,993,332	1,880,054

Loss from operations	(3,421,594)	(1,712,874)

Other income (expense)
Interest expense	(686,937)	(1,297,045)
Gain (loss) on settlement of accounts payable - net	(39,037)	141,540
Gain (loss) on settlement of debt and accrued liabilities	(1,397,234)	26,791
Change in fair value of derivative liabilities	(722,464)	289,952
Loss on debt extinguishment	—	(198,132)
Debt conversion expense	—	(204,313)
Total other expense	(2,845,672)	(1,241,207)

Net loss including non-controlling interest	(6,267,266)	(2,954,081)
Net income (loss) attributable to non-controlling interest	29,579	(14,462)
Net loss attributable to Soupman	(6,296,845)	(2,939,619)

Deemed dividend on Series B preferred stock	(3,215,651)	—

Net loss attributable to common stockholders	$(9,512,496)	$(2,939,619)

Net loss per share, basic & diluted	$(0.09)	$(0.05)

Weighted average shares outstanding, basic & diluted	102,333,610	62,129,481

See accompanying notes to the financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Deficit

For the Years Ended August 31, 2016 and 2015

	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit

Balance, August 31, 2014	931,360	$932	—	$—	—	$—	—	$—	47,170,509	$47,171	$12,114,969	$(21,881,988)	$(689,014)	$(10,407,930)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	157,354	—	—	157,354
Issuance of common stock for services rendered ($0.03 - $0.19/share)	—	—	—	—	—	—	—	—	20,339,774	20,340	821,141	—	—	841,481
Issuance of common stock for debt and accrued interest ($0.02 - $0.10)	—	—	—	—	—	—	—	—	3,407,057	3,407	102,565	—	—	105,972
Issuance of Series B preferred stock for cash ($0.16 - 0.20/share)	—	—	10,223,750	10,224	—	—	—	—	—	—	1,889,525	—	—	1,899,749
Issuance of Series B preferred stock for warrants exercised ($0.20/share)	—	—	2,826,440	2,826	—	—	—	—	—	—	562,462	—	—	565,288
Issuance of Series B preferred stock for services rendered ($0.40/share)	—	—	250,000	250	—	—	—	—	—	—	99,750	—	—	100,000
Issuance of Series B preferred stock for debt and accrued interest ($0.40/share)	—	—	4,840,861	4,841	—	—	—	—	—	—	1,931,504	—	—	1,936,345
Issuance of additional Series B preferred stock for inducement to settle debt	—	—	—	—	—	—	—	—	—	—	204,313	—	—	204,313
Reclassification of derivatives on settled debts	—	—	—	—	—	—	—	—	—	—	202,131	—	—	202,131
Reclassification of unamortized debt discount on settled debts	—	—	—	—	—	—	—	—	—	—	(30,411)	—	—	(30,411)
Reclassification of tainted derivatives (warrants)	—	—	—	—	—	—	—	—	—	—	(37,179)	—	—	(37,179)
Forfeiture of awarded shares	—	—	—	—	—	—	—	—	—	—	(607,739)	—	—	(607,739)
Conversion of Series A preferred stock to common stock	(50,000)	(50)	—	—	—	—	—	—	50,000	50	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,939,619)	(14,462)	(2,954,081)
Balance, August 31, 2015	881,360	882	18,141,051	18,141	—	—	—	—	70,967,340	70,968	17,410,385	(24,821,607)	(703,476)	(8,024,707)

See accompanying notes to the financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Deficit (Continued)

For the Years Ended August 31, 2016 and 2015

	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common Stock		Additional			Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, August 31, 2015	881,360	882	18,141,051	18,141	—	—	—	—	70,967,340	70,968	17,410,385	(24,821,607)	(703,476)	(8,024,707)
Stock based compensation	—	—	279,405	279	—	—	—	—	6,243,502	6,244	493,922	—	—	500,445
Issuance of common stock for services rendered	—	—	—	—	—	—	—	—	8,130,523	8,131	489,636	—	—	497,767
Issuance of common stock for cash ($0.04 /share)	—	—	—	—	—	—	—	—	1,031,250	1,031	40,219	—	—	41,250
Issuance of additional common stock for inducement to settle debt and AP	—	—	—	—	—	—	—	—	2,250,000	2,250	154,375	—	—	156,625
Issuance of common stock for debt and accrued interest ($0.02 - $0.04/share)	—	—	—	—	—	—	—	—	12,900,188	12,899	433,047	—	—	445,946
Excess of fair market value of common stock over share issuance price to settle debt	—	—	—	—	—	—	—	—	—	—	161,111	—	—	161,111
Issuance of Series B preferred stock for cash ($0.20 /share)	—	—	1,200,000	1,200	—	—	—	—	—	—	238,800	—	—	240,000
Issuance of Series B preferred stock for warrants exercised ($0.20 /share)	—	—	3,549,000	3,549	—	—	—	—	—	—	706,251	—	—	709,800
Issuance of Series B preferred stock for debt and accrued interest ($0.40 /share)	—	—	2,750,000	2,750	—	—	—	—	—	—	1,097,250	—	—	1,100,000
Excess of fair market value of Series B stock over share issuance price to settle debt	—	—	—	—	—	—	—	—	—	—	852,500	—	—	852,500
Conversion of Series A preferred stock to common stock	(2,721)	(3)	—	—	—	—	—	—	2,721	3	—	—	—	—
Conversion of Series B preferred stock to Series C preferred stock	—	—	(3,450,000)	(3,450)	1,725,000	1,725	—	—	—	—	1,725	—	—	—
Conversion of Series B preferred stock to common stock	—	—	(12,037,940)	(12,038)	—	—	—	—	120,379,400	120,379	(108,341)	—	—	—
Issuance of Series D preferred stock for debt	—	—	—	—	—	—	672	1	—	—	332,639	—	—	332,640
Reclassification of derivative liabilities to equity	—	—	—	—	—	—	—	—	—	—	2,068	—	—	2,068
Tainting of derivatives of convertible notes and warrants	—	—	—	—	—	—	—	—	—	—	(9,298)	—	—	(9,298)
Beneficial conversion feature on convertible debt	—	—	—	—	—	—	—	—	—	—	1,800	—	—	1,800
Deemed dividend on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	(3,215,651)	—	—	(3,215,651)
Beneficial conversion feature on Series B preferred stock	—	—	—	—	—	—	—	—	—	—	3,215,651	—	—	3,215,651
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,296,845)	29,579	(6,267,266)
Balance, August 31, 2016	878,639	$879	10,431,516	$10,431	1,725,000	$1,725	672	$1	221,904,924	$221,905	$22,298,089	$(31,118,452)	$(673,897)	$(9,259,319)

See accompanying notes to the financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended August 31
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(6,267,266)	$(2,954,081)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,015	5,048
Bad debt expense (recovery)	(26,417)	241,581
Amortization of intangibles	1,577	9,401
Amortization of debt discount	281,304	643,105
Stock based compensation	500,445	157,354
Common stock issued for services	497,767	536,615
Excess of fair market value of Series B over share issuance price to settle debt	852,500	—
Common stock issued for inducement to settle debt	120,000	204,313
Excess of fair market value of common stock over share issuance price to settle debt	161,111	—
Change in fair market value of derivative liabilities	722,464	(289,952)
Credit of note payable against franchise license agreement	(100,000)	—
Loss (gain) on settlement of accounts payable	39,037	(141,540)
Loss (gain) on settlement of debt and accrued liabilities	263,623	(26,791)
Loss on debt extinguishment	—	198,132
Forfeiture of awarded shares	—	(607,739)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable - net	(114,164)	(17,755)
Accounts receivable - related party	—	30,039
Inventory	72,130	108,724
Prepaid expenses	(61,187)	(7,737)
Other assets	(15,361)	4,892
Accounts payable and accrued liabilities	411,166	506,663
Accounts payable and accrued liabilities - related parties	—	(145,291)
Deferred franchising revenue	(46,736)	(4,000)
Net Cash used in Operating Activities	(2,703,992)	(1,549,019)

Cash Flows From Investing Activities:
Due from franchisee	(36,678)	46,410
Net Cash Provided by (Used in) Investing Activities	(36,678)	46,410

Cash Flows From Financing Activities:
Proceeds from issuance of notes	3,062,890	483,500
Proceeds from issuance of common stock for cash	41,250	—
Proceeds from issuance of Series B preferred stock for cash	240,000	1,899,749
Proceeds from exercise of Series B preferred stock warrants	709,800	565,288
Repayment of debt and accrued interest in cash	(500,080)	(848,753)
Net Cash Provided by Financing Activities	3,553,860	2,099,784

Net increase in cash	813,190	597,175

Cash at beginning of year	611,354	14,179

Cash at end of year	$1,424,544	$611,354

See accompanying notes to the financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year Ended August 31
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$82,104	$4,000
Cash paid for taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Debt discount recorded on derivatives	$2,342,138	$316,102
Debt discount recorded on Series D preferred stock issued with debt	$332,640	$—
Debt converted to Series B preferred stock	$1,100,000	$1,936,345
Debt and accrued interest converted to common stock	$445,946	$83,972
Reclassification of accrued interest to debt	$712,898	$40,934
Reclassification of accrued commissions to debt	$12,500	$—
Tainting of derivatives related to convertible notes	$9,298	$—
Reclassification of derivative liabilities to equity	$2,068	$239,310
Beneficial conversion feature on convertible debt	$1,800	$—
Conversion of Series B preferred stock to common stock	$120,379	$—
Conversion of Series B preferred stock Series C preferred stock	$1,725	$—
Conversion of Series A preferred stock to common stock	$3	$50
Issuance of stock for prior year(s) employee payroll and expenses	$—	$404,866
Reclassification of unamortized debt discount on settled debts to APIC	$—	$30,411

See accompanying notes to the financial statements

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

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

Reclassification

The Company has reclassified certain prior year amounts to conform to the current year’s presentation. As part of these reclassifications, the Company combined its accounts payable & accrued liabilities – related parties, which was made up only accrued amounts due to employees, with its accounts payable & accrued liabilities and reclassed certain accounts payable on the 2015 balance sheet to deferred revenue. In addition, the Company broke out it prior year’s total for stock issued for Series B shares on its statement of equity and statement of cash flow into two separate categories: stock issuance for cash and stock issuance for the exercise of warrants.

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

Risks and Uncertainties

The Company’s operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure. These conditions may limit our access to capital. See Note 10 – Going Concern.

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

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

Cash and Cash Equivalents

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution(s). The balance at times may exceed federally insured limits; at August 31, 2016 and 2015, respectively, the balances did not exceed the federally insured limit. The Company has no cash equivalents.

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

Inventory

Inventory consists of finished goods - soups and is stated at the lower of cost or market using the FIFO method of accounting. The Company does not have any work in progress or raw materials.

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

Intangible Assets

Amortization of identifiable intangible assets is provided utilizing the straight-line method over the estimated useful life of the respective asset(s) and are reviewed quarterly for impairment or if an indicator(s) of a potential impairment exist. As of August 31, 2016, all intangible assets have been fully amortized.

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

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

	2016	2015
Derivative liabilities (balance)	$3,311,580	$239,748

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, inventory, prepaid expenses, accounts payable and accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values as of August 31, 2016 and 2015, respectively, due to the short-term nature of these instruments.

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

August 31, 2016 and 2015

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

The Company recognizes soup revenue when the product(s) are received by the customer and the risk of ownership is transferred to the customer. Sales discounts and promotions, such as “buy one, get one free”, and slotting fees are netted against soup revenue. For the years ended August 31, 2016 and 2015, the Company recorded incentives of $3,000 and $522,013. The Company does not offer a right of return.

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

Deferred Revenue

Deferred franchise revenues result from payments received from new franchises prior to the Company’s performance under the terms of the franchise agreements. Often these payments are made before stores locations have been identified.

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products.

Soup sold is typically shipped directly to the customer from the Company’s third party manufacturer or warehouse and the associated costs are shown as a component of cost of sales.

Advertising

The Company expenses advertising costs when incurred. Advertising expense for the years ended August 31, 2016 and 2015 is as follows:

	2016	2015
Advertising	$30,341	$11,117

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

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

The Company has the following potential common stock equivalents at August 31, 2016 and 2015:

	2016	2015
Stock options	2,275,000	1,975,000
Warrants	6,286,050	7,496,140
Convertible Series A preferred shares (converted to common stock at 1:1 basis)	878,639	881,360
Convertible Series B preferred shares (converted to common stock at 1:10 basis)	104,315,160	181,410,510
Convertible Series C preferred shares (converted to common stock at 1:20 basis)	34,500,000	—
Convertible Series D preferred shares (converted to common stock at 1:50,000 basis)	33,600,000	—
Convertible debt - derivatives liabilities (exercise price $0.02 - $0.40/share)	169,175,000	4,147,963
Total common stock equivalents	351,029,849	195,910,973

At August 31, 2016, the total number of issued and outstanding shares plus the total common stock equivalents exceeded the number of authorized shares; as a result, all convertible debt and warrants were tainted. The number of common stock equivalents may change at each reporting period.

The Company reflected a net loss for the years ended August 31, 2016 and 2015; therefore, the effect of considering any common stock equivalents would have been anti-dilutive; consequently, a separate computation of diluted earnings (loss) per share is not presented.

Non-controlling Interest

In December 2009, OSM acquired 80% of Kiosk, which it reported the third party’s 20% as a noncontrolling interest. As part of the Company’s merger in December 2010 with OSM, the Company began to report this noncontrolling interest on its financial statements.

Concentrations

Accounts Receivable

The following table shows significant concentrations in our accounts receivable at August 31, 2016 and 2015.

	2016	2015
A	0%	19%
B	29%	0%
C	29%	3%
D	14%	32%
E	0%	10%
F	0%	10%

Vendors

The following table shows significant concentrations in our purchases for the years ended August 31, 2016 and 2015.

	2016	2015
A	66%	51%
B	26%	11%
C	5%	18%

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

Sales

The following table shows significant concentrations in our revenues for the years ended August 31, 2016 and 2015.

	2016	2015
A	24%	9%
B	14%	19%
C	13%	14%
D	3%	11%
E	4%	10%
F	3%	10%

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as other assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The standard was effective for fiscal years beginning after December 15, 2015 on a retrospective basis. The Company adopted this update retrospectively during the period ended August 31, 2016.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). The previous standard required entities to measure inventory at the lower of cost or market, with market defined as net realizable value or replacement cost. ASU 2015-11 requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company does not anticipate that adoption of this ASU it will have a material effect on its financial statements.

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation," which is intended to simplify several aspects of the accounting for share-based payment award transactions, including adjustments to the timing of when excess tax benefits should be recorded and classification in the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company does not anticipate that adoption of this ASU will materially affect its results of operations

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

Note 2 - Accounts Receivable / Accounts Receivable – Related Parties

Accounts receivable consisted of the following at August 31, 2016 and 2015.

	2016	2015
Accounts receivable	$321,347	$431,384
Allowance for doubtful accounts (franchise receivables)	—	(250,618)
Accounts receivable – net	$321,347	$180,766

For the years ended August 31, 2016 and 2015, related party accounts receivables represented amounts owed to the Company by franchises for soup sold to locations owned or operated by directors of the Company. Related-parties receivable consisted of the following at August 31, 2016 and 2015.

	2016	2015
Accounts receivable	$—	$46,296
Allowance for doubtful accounts (franchise receivables)	—	(46,296)
Accounts receivable – net	$—	$—

For the year ended August 31, 2016, the Company recognized $26,417 bad debt recovery (included in general and administrative expense).At August 31, 2015, the Company took a 100% reserve against its accounts receivable franchisees nonrelated parties and a 100% reserve against its accounts receivable franchisees related parties, and recorded a total bad debt expense of $241,581, which included a direct write-off of $176,570.

The Company’s accounts receivable reserves and the recordation of bad debt expense related solely to the Company’s franchisees. These reserves were taken due to the age of the receivables; however, since the Company has personal guarantees from each of its franchisees, the Company fully intends on collecting these receivables, in which case they will record the payments as bad debt recovery (offset to general and administrative expense).

Note 3 - Prepaid Expenses

Prepaid expenses consist of the following at August 31, 2016 and 2015.

	2016	2015
Prepaid insurance	$48,715	$25,941
Prepaid freight	4,899	4,899
Prepaid Inventory	27,412	—
Prepaid other	27,667	16,666
Prepaid expenses – net	$108,693	$47,506

Note 4 - Accounts Payable and Accrued Liabilities

For the year ended August 31, 2016, the Company recorded a loss of $39,037 on the settlement of certain accounts payable and accrued interest. For the year ended August 31, 2015, the Company recorded a net gain of $141,540 on the settlement of certain accounts payable and accrued interest.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

Note 5 - Debt

Debt consists of the following at August 31, 2016 and 2015:

Description	2016	2015
A. Convertible debt – derivative liabilities	$3,491,000	$1,296,597
Less : debt discount	(3,173,653)	—
Convertible debt – net[1]	317,347	1,296,597

B. Convertible debt – non-derivatives	—	—
Less : debt discount	—	—
Convertible debt – net	—	—

C. Unsecured demand debt	1,816,227	382,563
Less : debt discount	(4,731)	—
Unsecured demand debt – net[2]	1,811,496	—

D. Secured demand debt[3]	1,890,000	2,700,000

Total debt - net	$4,018,843	$4,379,160

1.

Includes $130,680 of short-term debt and $186, 667 of long-term debt

2.

Includes $791,996 of short-term debt and $1,019,500 of long-term debt

3.

Includes $1,200,000 of short-term debt and $690,000 of long-term debt

During the years ended August 31, 2016 and 2015, the Company determined that all of its convertible debt and warrant instruments were tainted. See Note 6.

The Company’s total debt is $7,197,227 and is due and payable over the next 4 fiscal years as set out below:

Year	Principle Repayment
Past Due	$1,715,595
2017	412,132
2018	3,837,621
2019	620,231
2020	611,648
Total Debt	$7,197,227

The corresponding debts above are more fully discussed below:

(A)  Convertible Debt - Derivative Liabilities

Description	2016	2015
Carry forward balance	$1,296,597	$1,533,154
Borrowings[1]	3,480,000	300,000
Loss for additional debt brought about by debt settlements	45,147	—
Repayment of derivative debt	(25,000)	(32,692)
Conversion of derivative debt to common stock	(370,000)	(790,712)
Reclassification of convertible derivative debt to demand debt	(936,744)	—
Gain on settlement of debt	(5,000)	—
Reclassification of convertible debt to derivative debt due to tainting	6,000	286,847
Ending balance	$3,491,000	$1,296,597

1.

 Includes net proceeds of $2,703,435, an original issue discount $360,000 and debt issue costs (recorded as debt discount) of $416,565

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

During the year ended August 31, 2016, the Company settled a lawsuit with certain investors, incurring a loss of $45,147, which was recorded as additional debt. The $45,147 loss is included in the “gain (loss) on settlement of debt and accrued liabilities” on the Income Statement.

During the years ended August 31, 2016, $370,000 of the Company’s convertible debt along with $75,946 accrued interest was converted into shares of the Company’s common stock and loss of $161,111 was recognized for the  excess of fair market value of common stock over share issuance price to settle debt. The $161,111 loss is included in the “gain (loss) on settlement of debt and accrued liabilities” on the Income Statement.

During the years ended August 31, 2016, the Company repaid an investor $95,000 of the inventor’s $100,000 note and recorded as a gain of $5,000, which is included in the gain (loss) on settlement of debt and accrued liabilities on the Income Statement. As part of that same agreement, $43,654 of accrued interest was forgiven and was also recorded as a gain and included in the gain (loss) on settlement of debt and accrued liabilities on the Income Statement.

During the years ended August 31, 2016, $936,744 of the Company’s derivative debt became demand debt: $630,000 due to a debt settlement that removed the conversion feature from the note; $219,244 upon the settlement of certain debts which lost their conversion feature due to a court order; and $87,500 due to an automatic conversion feature in certain notes (the Series 2 and Series 3 notes). Per these agreements, the principle and interest were to automatically convert upon the Company raising at least $2 million in equity financing. This condition was met during the fiscal year, but the notes were not converted. Therefore, the nature of these notes changed to demand notes; these notes will be converted in fiscal year 2017.

During the years ended August 31, 2016 and 2015, respectively, the Company’s reclassed $6,000 and 286,847 of its convertible debt to derivative debt due to tainting.

During the years ended August 31, 2016 and 2015, the Company issued new derivative debt, the terms and amounts of which are set out below:

Description	Information	2016	2015
Interest Rate		8% - 10%	10%
Maturity Date(s)		Aug. 1, 2016 to April 1, 2018	Oct. 6, 2016
Series 10	10% per annum interest; 24-month term; convertible at $0.04 per share	—	300,000
Series 12	10% per annum interest; 2-month term; convertible at $0.04 per share	50,000	—
Series 13	8% per annum interest; 12-month terms; automatically converts at $0.02 per share, upon an increase in the number of authorized shares	70,000	—
Series 14	8% per annum interest; 20 month term; convertible at $0.02 per share only after the Company increases the number of authorized shares	3,360,000	—

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

Total derivative debt at August 31, 2016 and 2015 consists of the following.

Description	Information	2016	2015
Series 2	8% per annum interest; convertible at $1.00 per share; term expired	$—	$120,000
Series 3	8% per annum interest; convertible at $0.75 per share; term expired	—	72,500
Series 4	1% per month interest; convertible at $0.75 per share; term expired	—	724,097

Series 7	1% per month interest; convertible at $0.60 per share; term expired	—	280,000
Series 8	8% per annum interest; convertible at $0.40 per share; term expired. Shown as derivative due to tainting	100,000	100,000
Series 12	10% per annum interest; 2-month term; convertible at $0.02 per share; term expired	25,000	—
Series 13	8% per annum interest; convertible at $0.02 per share; remaining term: 10 days	6,000	—
Series 14	8% per annum interest; convertible at $0.02 per share only after the Company increases the number of authorized shares; remaining term: 19 months	3,360,000	—
Total		$3,491,000	$1,296,597

During the year ended August 31, 2016, the Company entered into a secured agreement with a lender for $3,360,000, which included an original issue discount of $360,000 and debt issuance cost of $416,565 (recorded as debt discount, per ASU 2015-03). The total proceed to the company was $2,583,435. As part of the agreement, the Company issued 672 of its Series D preferred shares, having a relative fair value of $332,640, which was recorded as debt discount.

Holders of derivative debt have the option to convert all or part of the note’s principal plus accrued interest into shares of the Company’s common stock at the conversion price(s) and terms set out above.

During the year ended August 31, 2015, the Company converted the debt principal of $56,973 into 1,050,000 shares of its common stock. In addition, during the same year, the Company offered to lower the exercise price on convertible debt to $0.04 per share to induce holders of the Company’s derivative debt to convert. This offer was conditioned on the Company raising at least $1 million and required a mandatory conversion if this and one other condition occurred. On June 18, 2015, all conditions were met, and the Company converted the debt principal of $783,739 into 23,313,730 shares of its Series B stock.  Extinguishment accounting was applied; as a result, the Company reclassed $202,131 of derivative debt to additional paid in capital. See Note 6.

(B)  Convertible Debt – Non-derivatives

Description	2016	2015
Carry forward balance	$—	$1,378,207
Borrowings	6,000	83,500
Repayment of convertible debt	—	(631,819)
Conversion of convertible debt to stock	—	(844,250)
Gain on debt settlement		(48,791)
Reclassification of convertible debt to derivative due to tainting	(6,000)	63,153
Ending balance	$—	$—

During the years ended August 31, 2016 and 2015, the Company incurred an expense of $0 and $204,313 in connection with the settlement of unsecured convertible debt.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

During the years ended August 31, 2016 and 2015, the Company issued unsecured convertible debt (that was not recorded as a derivative liability), the terms and amounts of which are set out below:

Description	Information	2016	2015
Interest rate		8%	8%
Default interest rate		N/A	N/A
Term			9 months
Maturity		Sept. 11, 2016	Sep. 5, 2014 to Jun. 9, 2015
Series 9 debt	8% per annum interest; convertible after 180 days at $0.02 per share; 9-months term	$—	$83,500
Series 13 debt	8% interest; convertible after at $0.02 per share; 2-month term	$6,000	$—

Holders of convertible non-derivative debt have the option to convert all or part of the note’s principal plus accrued interest into shares of the Company’s common stock at the conversion price(s) and terms set out above.

During the year ended August 31, 2015, the Company modified certain debts, cancelling 523,000 warrants that were exercisable at $0.80 and issuing 826,500 3-year warrants exercisable at $0.35 cents. Extinguishment accounting was applied: as a result, the Company recorded a loss on debt extinguishment of $17,723.

(C)  Unsecured Demand Debt

Unsecured demand notes consist of the following at August 31, 2016 and 2015:

Description	2016	2015
Carry forward balance	$382,563	$833,192
Borrowings[1]	360,000	100,000
Loss on additional debt brought about by debt settlements	121,360	—
Repayments	(165,080)	(150,629)
Credit of note payable against franchise license agreement	(100,000)	—
Rollup of accrued interest into debt	268,140	—
Rollup of accrued commissions to debt	12,500	—
Reclassification of derivative debt to demand debt	936,744	—
Conversion of demand debt to stock	—	(50,000)
Reclassification to derivative debt due to tainting	—	(350,000)
Ending balance	$1,816,227	$382,563

1.

Includes net proceeds of $353,455 and debt issue costs (recorded as debt discount) of $6,545.

During the year ended August 31, 2016, the Company borrowed $360,000 from two entities. The loans are based on the Company’s cash flows and are paid back daily. The total repayment amount is $490,400, which includes interest of $130,400. The loans mature between February 7, 2017 and March 11, 2017.

During the year ended August 31, 2016, the Company entered into a Master Franchise License Agreement with one of its investors. As payment towards the licensing fee, the Company agreed to reclass the $100,000 debt owed the investors as a partial payment towards the licensing fee.

Unsecured demand notes consisted of the following at August 31, 2016 and 2015:

Description	Information	2016	2015
Represents all unsecured demand debt	8% to 12% per annum interest; maturity dates from past due to April 1, 2020	$1,816,227	$382,563

Total		$1,816,227	$382,563

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

During the year ended August 31, 2016, the Company settled a debt dispute with a former marketing company for $50,000 plus 1,500,000 shares of common stock, having a fair value of $120,000; the Company recorded a loss in connection with the stock issuance, which is included in the gain (loss) on settlement of debt and accrued liabilities. The Company also recorded a reduction of accrued commissions of $9,472, which is also included in the gain (loss) on settlement of debt and accrued liabilities. Previously accrued commissions totaling $12,500 was reclassed to debt.

During the year ended August 31, 2016, the Company settled a debt dispute with an investor, increasing its debt and incurring a loss of $121,360 in connection with the settlement, which is included in the gain (loss) on settlement of debt and accrued liabilities. Previously accrued interest of $268,140 was reclassed to debt and a new note with interest at 12% was executed. Because the agreement calls for interest only payments for at least the next 12 months, the Company presents the balance owed as long-term debt.

(D) Secured Demand Debt

Description	2016	2015
Carry forward balance	$2,700,000	$2,700,000
Borrowings	—	—
Loss on new debt brought about by debt settlement	155,242	—
Repayment of debt	(310,000)	—
Conversion of debt to Series B preferred stock	(1,100,000)	—
Reclassification of accrued interest to debt	444,758	—
Ending balance	$1,890,000	$2,700,000

Secured demand debt consisted of the following activity and terms for the years ended August 31, 2016 and 2015:

Information	2016	2015
Interest Rate	5%	12.75%
Maturity	Nov. 15, 2018	Aug. 28, 2014
Second security on the assets of OSM	$1,890,000	$2,700,000

During the year ended August 31, 2016, the Company entered into a debt settlement with one of its secured debt holders for $2,100,000, incurring a loss of $155,242, which is also included in the gain (loss) on settlement of debt and accrued liabilities on the Income Statement.  The settlement called for the Company to pay the debt holder $1,000,000 and the debt holder to accept $1,100,000 in Preferred Series B shares of the Company at $0.04 per share. The fair value of these shares was $1,952,100; therefore, the Company recorded an additional loss of $852,500, which is also included in the gain (loss) on settlement of debt and accrued liabilities on the Income Statement.

(E) Debt discount

	2016	2015
Total outstanding debt	$7,197,227	$4,379,160
Carry forward debt discount – net	—	(335,318)
Debt discount related to derivatives	(2,342,138)	(316,102)
Debt discount related to Series D preferred stock issued along with debt	(332,640)
Debt discount related to original issue discounts	(360,000)	—
Debt discount related to debt issue costs	(423,110)	—
Debt discount related to beneficial conversion feature	(1,800)	—
Amortization of debt discount	281,304	651,420
Debt – net	$4,018,843	$4,379,160

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

Note 6- Derivative Liabilities

The Company identified conversion features embedded within convertible debt and/or warrants (see Note 5(A)).

At August 31, 2015, the Company reclassed all of its convertible debts and warrants to derivative debt due to tainting. On February 24, 2014, after the shareholders increased the number of authorized shares, tainting was removed. On July 28, 2016, the Company again tainted its convertible debts and warrants; said debts remain tainted at August 31, 2016.

The fair value of the Company’s derivative liabilities at August 31, 2016 and 2015 is as follows.

	2016	2015
Carry forward balance	$239,748	$180,418
Fair value at the commitment date recorded as debt discount	2,342,138	353,282
Fair value at the commitment date recorded as derivative expense	2,231,865	527,270
Loss on debt extinguishment	—	198,132
Fair value mark-to-market adjustment	(1,509,401)	(817,223)
Tainting of derivatives of convertible notes and warrants	9,298	(202,131)
Reclassification of derivative liabilities to equity	(2,068)	—
Derivative liabilities (balance)	$3,311,580	$239,748

The Company records debt discount relating to its derivative debt to the extent of gross proceeds raised in its debt financing transactions, and immediately expenses as “derivative expense” the remaining value of the derivative if it exceeded the gross proceeds of the note. The Company recorded a derivative expense of $2,231,865 and $527,270 for the years ended August 31, 2016 and 2015, respectively, and includes this amount in the change in fair value of derivatives on its statements of operations cash flow.

The fair value at the commitment and re-measurement dates for convertible debt and warrants that are treated as derivative liabilities were based upon the following management assumptions for the years ended August 31, 2016 and 2015:

2016	Commitment Date	Re-measurement Date
Exercise price	$0.02 - $0.04	$0.02 - $0.04
Expected dividends	0%	0%
Expected volatility	149% -218%	204%-232%
Expected term: convertible debt and warrants	0.08 -2.0 years	0.25 to 1.58 years
Risk free interest rate	0.28%-0.70%	0.33%-0.61%

2015	Commitment Date	Re-measurement Date
Exercise price	$0.20	$0.20
Expected dividends	0%	0%
Expected volatility	176% -290%	151%-211%
Expected term: convertible debt and warrants	0.25 -5 years	0.25 to 4.61 years
Risk free interest rate	0.10%-0.98%	0.01%-1.01%

Modification of underlying debt

During the years ended August 31, 2015 the Company negotiated modifications to certain of its underlying unsecured notes, which had an embedded conversion feature. For each modification, the Company compared the value of both the old and new convertible debt as well as the fair value of any new warrants granted in the modification. For each debt, the Company determined whether the present value of the cash flows associated with the new debt exceeded the present value of the old debt by more than 10%, and if so, applied extinguishment accounting; for all other notes, modification accounting was applied. For the years ended August 31, 2016 and 2015, respectively, the Company recorded $0 and $0 as debt discount relating to its debt modifications and losses of $0 and $198,132, respectively.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

Note 7 - Stockholders’ Deficit

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

Series A convertible preferred stock consists of the following activity for the years ended August 31, 2016 and 2015:

Balance - August 31, 2014	$931,360
Conversion to common stock	(50,000)
Balance – August 31, 2015	881,360
Conversion to common stock	(2,721)
Balance – August 31, 2016	$878,639

No gain or loss was recorded in the conversion of preferred to common stock.

(B) Series B – Convertible Preferred Stock

During the year ended August 31, 2016, the Company increased its authorized Series B shares from 20,000,000 to 45,000,000. Holders of the Company’s Series B preferred shares receive no dividends, but have 10 votes per share. This series of shares convert on a 1:10 basis at par value ($0.001) into shares of the Company’s common stock. In the event that shares are issued, the Company will evaluate for beneficial conversion features and recorded as deemed dividend. During the year ended August 31, 2016, the Company recorded a deemed dividend on the Series B preferred shares of $3,215,651.

Series B convertible preferred stock consists of the following activity for the years ended August 31, 2016 and 2015:

			Range of value
Type	Shares	Fair value	per share
Balance – August 31, 2014	—	$—
Shares issued for cash	10,223,750	1,899,749	$0.16 - $0.20
Shares issued for warrants exercised	2,826,440	568,288	$0.20
Shares issued for services	250,000	100,000	$0.40
Shares issued for debt and accrued interest	4,840,861	1,936,345	$0.40
Balance – August 31, 2015	18,141,051	4,501,382
Shares issued for cash	1,200,000	240,000	$0.20
Shares issued for warrants exercised	3,549,000	709,800	$0.20
Shares issued for compensation[1]	279,405	90,853	$0.27 - $0.52
Shares issued for debt and accrued interest	2,750,000	1,952,500	$0.71
Shares converted into common stock	(12,037,940)
Shares converted into Series C preferred stock	(3,450,000)
Balance – August 31, 2016	10,431,516

1.

Total stock issued for compensation consists of both common shares and Series B preferred shares; see note 7D.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

(C) Series C – Convertible Preferred Stock

During the year ended August 31, 2016, the Company authorized 2,500,000 Series C preferred shares. Holders of the Company’s Series C preferred shares receive no dividends, but have 20 votes per share. This series of shares convert on a 1:20 basis at par value ($0.001) into shares of the Company’s common stock. The company analyzed both ASC 480 and ASR 268 and concluded that its Series C preferred shares are permanent equity. The Company also analyzed for a beneficial conversion feature under ASC 470 and determined there was no deemed dividend.

During the year ended August 31, 2016, the Company issued 1,725,000 of its Series C preferred shares for 3,450,000 of its Series B preferred shares.

(D) Series D – Convertible Preferred Stock

During the year ended August 31, 2016, the Company authorized 672 Series D preferred shares. Holders of the Company’s Series D preferred shares receive no dividends, and have no voting rights. This series of shares have a stated value of $1,000 per shares and convert into shares of the Company’s common stock at $0.02. The Company analyzed both ASC 480 and ASR 268 and concluded that its Series D preferred shares are permanent equity. The Company also analyzed for a beneficial conversion feature under ASC 470 and determined there was no deemed dividend.

During the year ended August 31, 2016, the Company issued 672 of its Series D preferred shares, having a relative fair value of $332,640, which was recorded as debt discount. See note 5A.

(E) Common Stock

For the years ended August 31, 2016 and 2015, the Company issued the following shares of common stock:

	2016		Range of value	2015		Range of value
Type	Shares	Fair value	per share	Shares	Fair value	per share
1. Stock issued for cash	1,031,250	$41,250	$0.04	—	$—	$—
2. Stock issued as compensation[1]	6,243,502	409,592	0.03—0.08
3. Stock issued for services	8,130,523	497,767	0.05—0.14	20,339,774	841,481	0.03—.019
4. Stock issued in connection with convertible debt (see Note 5(B))	15,150,158	602,571	0.02—.08	3,407,057	105,972	0.02—.0.10
5. Conversion of Series A Preferred Stock to common stock	2,271			50,000
6. Conversion of Series B Preferred Stock to common stock	120,380,934

1.

Total stock issued for compensation consists of both Series B preferred shares and common shares; see note 7B.

Unless otherwise indicated, fair value for the share issued was based upon the quoted closing trading price on the dates shares were issued.

The corresponding stock issuances above are more fully discussed below:

1 - No expenses were recorded in connection with shares issued

2 - Includes 5,000,000 shares issued to the Company’s CEO for compensation in 2016

3 - Includes 404,866 shares issued for accrued payroll in 2015

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

4 - Includes $445,946 for the conversion of debt and accrued interest to common stock and $156,625 for the fair value of shares given to settle debt and AP in 2016; include $22,000 for the fair market value of shares given to settle debt in 2015, and $83,972 for the conversion of debt and accrued interest to common stock

5 - Shares issued on a one for one (1 for 1) basis in connection with the conversion of Series A preferred shares; no gain or loss incurred on conversion

6 - Shares issued on a one for ten (1 for 10) basis in connection with the conversion of Series B preferred shares; no gain or loss incurred on conversion

During the fiscal year ended August 31, 2015 and pursuant to ASC 718, the company reversed prior period compensation expenses of $562,434 and current period expenses of $45,305 relating to forfeited awards. There was no such reversal during fiscal 2016.

(D) Stock Options

The following is a summary of the Company’s stock option activity for the years ended August 31, 2016 and 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2014	1,975,000	$0.53	6.44 years	—
Granted	—
Exercised	—
Forfeited	—
Balance – August 31, 2015	1,975,000	$0.53	5.44 years	—
Exercisable – August 31, 2015	1,975,000	$0.53	5.44 years	—
Grant date fair value of options granted – 2015		$—
Weighted average grant date fair value – 2015		$—

Balance – August 31, 2015	1,975,000	$0.53	5.44 years	—
Granted	300,000	$0.05	3 years
Exercised	—
Forfeited	—
Balance – August 31, 2016	2,275,000	$.46	4.16 years	—
Exercisable – August 31, 2016	2,275,000	$.46	4.16 years	—
Grant date fair value of options granted – 2016		$13,800
Weighted average grant date fair value – 2016		$.046

Outstanding options held by related parties (August 31, 2016)	1,750,000
Exercisable options held by related parties (August 31, 2016)	1,750,000

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

The following is a summary of the Company’s unvested stock options at August 31, 2016 and 2015.

	Un-vested Stock Options	Weighted Average Grant Date Fair Value
Unvested – August 31, 2014	100,000	$0.75
Granted	—	—
Vested	(100,000)	—
Forfeited/Cancelled	—	—
Unvested – August 31, 2015	—	—
Granted	300,000	$0.05
Vested	(300,000)	$0.05
Forfeited/Cancelled	—	—
Unvested – August 31, 2016	—	—
Weighted average remaining life for vesting	—	—

The Company incurred expenses related to vested options of $13,800 and $0 for the years ended August 31, 2016 and 2015.

(E) Stock Warrants

The following is a summary of the Company’s stock warrant activity for the years ended August 31, 2016 and 2015; warrants that were not exercised during the term of the warrants are shown in the below table as forfeited:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2014	5,938,202	$0.66
Granted (for debt)	951,500	$.35
Granted (other)	1,975,000	$.03
Exercised	—	—
Forfeited	(1,368,562)	$0.79
Balance at August 31, 2015	7,496,140	$0.42
Granted (for debt)	—	—
Granted (other)	—	—
Exercised	—	—
Expired	(1,210,090)	$.95
Balance at August 31, 2016	6,286,050	$.33

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.03 -$0.80	6,286,050	1.49	$.33	6,286,050	$.33	$0

During the year ended August 31, 2015, the Company issued 8,750,000 warrants to purchase 8,750,000 of its Series B shares to an investor at $0.20 per warrant, of which 2,826,440 were exercised in 2015 with the Company receiving cash proceeds of $565,288. During the year ended August 31, 2016, the investor exercised an additional 3,549,000 warrants and the Company received cash proceeds of $709,800. The remaining 2,374,560 unexercised warrants expired in 2016.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

Note 8 - Commitments and Contingencies

Commitments

The Company is obligated to pay the minority stockholder of Kiosk an amount equal to 3% of its gross soup sales on the first $50,000,000 in sales, 2% of sales between $50,000,000 and $75,000,000, and 1% of sales thereafter, in perpetuity. The Company was obligated to pay the minority stockholder a minimum against these sales of $225,000 per year through June 30, 2014 provided certain services to the Company were rendered. For the years ended August 31, 2016, and 2015, the Company recorded these payments as royalty expense.

Litigations, Claims and Assessments

Soupman, Inc. is a defendant in a lawsuit filed by Mark Hellner and four other plaintiffs in New York State Supreme Court (Case Index No. 6083/2014). The plaintiffs are holders of a series of notes issued by the Company and are seeking repayment of the notes with interest. The plaintiffs have prevailed in the action and on July 22, 2015 submitted a proposed judgment for $299,202.  The entry of this judgment has been fully reserved by the Company.

Soupman, Inc. is a defendant in a case initiates by Brand Initiatives Group. LLC v. Soupman. Inc., Index No. 651647/2016. In March 2016, plaintiff initiated an action against the Company for the Company's alleged breach of a marketing contract. Plaintiff commenced this action in the Supreme Court of the State of New York, County of New York. Plaintiff asserted causes of action for breach of contract, conversion, account stated, and quasi-contract/unjust enrichment. The Company answered the complaint, and asserted affirmative defenses and counterclaims seeking damages for plaintiff's breach of contract and a declaratory judgment providing that plaintiff was not entitled to receive any consideration under the contract due to its breach of contract. Plaintiff served a reply to the Company's counterclaims and asserted affirmative defenses to those counterclaims.  The parties have served discovery demands upon each other.  Neither   party   has   responded   the other's discovery demands. There has been no motion practice and no conference with the court has been scheduled. The Company intends to vigorously contest plaintiff s allegations and prosecute the Company's counterclaims, and believes that the Company has meritorious defenses to plaintiff s claims in this action.

Note 9 - Income Taxes

There was no income tax expense for the years ended August 31, 2016 and 2015 due to the Company’s net losses.

At August 31, 2016, the Company has a net operating loss carry-forward of approximately $30.9 million available to offset future taxable income, which partially expiring in 2032. The current tax effect should the entire NOL be used is approximately $11.9 million. Utilization of future net operating losses may be limited due to potential ownership changes under Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for the years ended August 31, 2016 and 2015, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 7.1% for New York State Corporate Taxes, the blended rate used was 38.69%).

The valuation allowance at August 31, 2015 was approximately $10.8 million. The net change in valuation allowance during the year ended August 31, 2016 was an increase of approximately $1.1 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not, that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2016.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

August 31, 2016 and 2015

The effects of temporary differences that gave rise to significant portions of deferred tax assets at August 31, 2016 and 2015 are as follows:

Deferred tax assets:	2016	2015
Net operating loss carry-forward	$11,946,000	$10,800,000
Total gross deferred tax assets	11,946,000	10,800,000
Less valuation allowance	(11,946,000)	(10,800,000)
Net deferred tax assets	$—	$—

At August 31, 2016 and 2015, respectively, the Company did not record any liabilities for uncertain tax positions and the Company does not anticipate that it is reasonably possible that unrecognized tax benefits as of August 31, 2016, will significantly change within the next 12 months.

Note 10 - Going Concern

As reflected in the accompanying financial statements, for the year ended August 31, 2016 the Company had a net loss of approximately $6.3 million, net cash used in operations of approximately $2.7 million, working capital deficit of approximately $7.4 million and a stockholders’ deficit of approximately $8.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

In response to these problems, management has taken the following actions:

•	seeking additional third party convertible debt financing;
•	seeking to increase sales and distribution of Tetra Pak products;
•	seeking to open new franchise locations; and
•	allocating sufficient resources to continue advertising and marketing efforts

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

Note 11 - Subsequent Events

Since August 31, 2016, the Company issued:

•	10,250,000 shares of its common stock for the conversion of 1,250,000 shares of Series B preferred.

•	10,600,000 shares of its common stock for services rendered.

•	15,000 shares of its Series B preferred stock for serviced rendered.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer (“PEO”) and Chief Financial Officer (“PFO”) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in the report that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and in order to be effective we must have additional personnel engaged in the reporting process to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting for the year ended August 31, 2016, based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon their evaluation, the PEO and PFO have concluded that the Company’s internal controls over financial reporting were not effective as of August 31, 2016. Their evaluation found the following material weakness: 1) a lack of segregation of duties because of the small size of its accounting staff; and 2) the Company did not maintain a fully integrated consolidation and reporting system throughout the period and as a result, adjustments were required to produce the financial statements for external reporting purposes.

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

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal year ended August 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals serve as the directors and executive officers of the Company as of August 31, 2016 and the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and durations of such are as follows:

Name	Position Held with Our Company	Age	Date first Elected or Appointed
Jamieson Karson	Chairman and CEO	59	June 26, 2015
Daniel Rubano	Senior VP Franchise Development and Secretary	56	December 15, 2010
Robert Bertrand	President, Chief Financial Officer and Treasurer	62	December 15, 2010
Ronald Crane	Director	67	August 13, 2013
Rocco Fiorentino	Director	61	August 13, 2013
Randy Beller	Director	58	June 26, 2015

Business Experience

The following is a brief account of the business experience of our directors and executive officers during at least the past five years, including their principal occupations and employment during the period, and the name and principal business of the organization in which such occupations or employment were carried on.

Jamieson Karson, Chairman of the Board and CEO

Mr. Karson is the former Chairman of the Board and Chief Executive Officer of Steven Madden, LTD. (NASDAQ SYMBOL: “SHOO”) the global footwear, accessories and apparel company. After Steve Madden, Mr. Karson was a partner at Lightship Partners, which is a retail-consulting firm. He also holds a law degree from New York Law School and was Senior Counsel at Dentons, the largest law firm in the world, where he specialized in corporate securities, corporate governance and crisis management.

Daniel Rubano, Sr. Vice President Franchise, Secretary

Mr. Rubano joined our management team as Senior Vice President of Franchise Development and Operations, Secretary and a member of the Board of Directors in January 2010. He has over 25 years of franchise and restaurant experience. He was a member of Soup Kitchen International Board of Directors from 2003 until 2006. For the four years before joining our company, he was President of Ranch*1, a grilled chicken franchise, and for the last two years before joining us, President of Johnny's NY Pizza, a full service restaurant franchise, and Rollerz Wraps, a quick service salad and wrap franchise, all owned by Kahala Corporation. Prior to that, he held various positions within Kahala Corporation, which included Vice President of Blimpie/Hess Account, Director of Operations, and Franchise Sales. Kahala Corporation is the franchisor of over 3,000 restaurants under the names of Cold Stone Creamery, Ranch*1, Blimpie, Surf City Squeeze, Taco Time, Johnny's NY Pizza, Samurai Sam’s, The Great Steak and Potato Co., N'rgize and Frulatti Café. He was previously the Director of Franchise Operations for Ranch*1 from November 1996 through August 2001. Mr. Rubano brings to the board substantial experience in and perspective on consumer marketing, business operations and the food industry. Mr. Rubano brings to the board of directors extensive knowledge of our industry, having served in senior corporate positions in various food companies. His business experience provides him with a broad understanding of the operational, financial and strategic issues facing companies in our industry.

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

We selected Mr. Beller to serve on our board because of his investment banking experience.

Directorships of Other Reporting Companies

None of our directors or executive officers is a director or officer of any other reporting companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of broadcaster. Officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file. These filings are publicly available on the SEC’s website at www.sec.gov. Based solely on our review of the copies of such forms received by us and our review of the SEC’s website, we believe that during fiscal year ended August 31, 2016, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with except that Form 4 Reports were inadvertently not filed for: (i) 45,000 shares of Series B Preferred stock issued to Randy Beller on December 31, 2015; (ii) 14,625 shares of Series B Preferred stock issued to Randy Beller on February 29, 2016; (iii) 109,890 shares of Series B Preferred stock issued to Ronald Crane on July 22, 2016; (iv) 109,890 shares of Series B Preferred stock issued to Rocco Fiorentino on July 22, 2016; and (v) 50,000 shares of Series B Preferred stock issued to Randy Beller on September 15, 2016.

Code of Business Conduct

We established and now maintain a Code of Business Conduct, which is applicable to all employees, officers, and directors. Our policy is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with all applicable laws and regulations. It also communicates our expectations of our employees and helps enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. In addition, the policy incorporates guidelines pertaining to topics such as environmental compliance, health and safety compliance; diversity and non-discrimination; vendor relations, employee privacy; and business continuity.

Our Code of Business Conduct and Code of Ethics for Financial Management are posted on our website, www.soupmaninc.com.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following Summary Compensation Table sets forth information concerning the compensation paid to or earned by:

(1)	our principal executive officer and principal financial officer;
(2)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the fiscal year ended August 31, 2016 and 2015; and
(3)

up to two additional individuals for whom disclosure would have been provided under (2) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended August 31, 2016, whom we will collectively refer to as the named executive officers of our company, except that no disclosure is provided for any named executive officer, other than our principal executive officers and principal financial officer, whose total compensation did not exceed $100,000 for the respective fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(6)	Total ($)
Jamieson Karson (1)	2016	$374,000	$—	$—	$—	$19,384	$393,384
Chairman and CEO	2015	$57,333	$—	$—	$—	$—	$57,333

James Shipp (2)	2016	$87,500	$—	$—	$—	$—	$87,500
COO and Director	2015	$18,750	$—	$—	$—	$—	$18,750

Lloyd Sugarman (3)	2016	$—	$—	$—	$—	$—	$—
Former Chairman and CEO	2015	$62,500	$—	$—	$—	$3,600	$66,100

Daniel Rubano (4)	2016	$95,000	$—	$—	$—	$14,175	$109,175
Sr. VP, Secretary and Director	2015	$70,000	$—	$—	$—	$31,353	$101,353

Robert Bertrand (5)	2016	$170,000	$—	$—	$—	$20,808	$190,808
President and CFO	2015	$170,000	$—	$—	$—	$19,739	$189,739

Notes:

(1)

Mr. Karson’s 2016 base salary was $374,000, of which $169,998 was paid in cash, $200,000 in stock and $4,002 was accrued. Mr. Karson’s 2015 base salary was $57,333 (for services from his hire date to the end of the 2015 fiscal year), of which $5,538 was paid in cash, $33,333 was paid in stock and the balance of $18,462 was accrued.

(2)

Mr. Shipp’s 2016 base salary was $87,500, of which $61,538 was paid in cash and $25,962 was accrued. Mr. Shipp’s 2015 base salary was $18,750 (for services from his hire date to the end of the 2015 fiscal year), of which $3,846 was paid in cash and the balance of $14,904 was accrued.

(3)	Mr. Sugarman’s 2015 base salary was $62,500, which upon his resignation, was paid in stock, all of which was accrued.
(4)

Mr. Rubano’s 2016 base salary was $95,000, of which $55,192 was paid in cash and $39,808 was accrued.  Mr. Rubano’s 2015 base salary was $70,000, of which $21,601 was paid in cash, $24,334 in stock and $24,065 was accrued.

(5)

Mr. Bertrand’s 2016 base salary was $170,000, of which $158,371 was paid in cash and $11,629 was accrued. Mr. Bertrand’s 2015 base salary was $170,000, of which $120,998 was paid in cash, $9,939 in stock and $39,063 was accrued.

(6)	All other compensation is comprised of medical premiums paid for Mr. Karson, Mr. Rubano and Mr. Bertrand and car allowances for Mr. Rubano, Mr. Sugarman and Mr. Bertrand.

Employment Agreements

Jamieson Karson Employment Agreement

Mr. Karson received 416,667 shares of the Company’s restricted common stock monthly, having a fair value of $16,666.67, based on $0.04 per share.

Mr. Karson will also receive:

•

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information relating to equity awards outstanding at the end of Fiscal 2016 for each Named Executive Officer.

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

Compensation of Directors

The following table sets forth information for the fiscal year ended August 31, 2016 regarding the compensation of our directors who at August 31, 2016 were not also named executive officers or material employees.

Name	Fees Earned or Paid in Cash	Stock Granted
Ron Crane(1)	$—	$30,000
Rocco Fiorentino(2)	—	30,000
Randy Beller (3)	—	62,711

Notes:

(1)

Mr. Crane was appointed as an independent, non-employee member of the board on August 22, 2013. During the year ended August 31, 2016, Mr. Crane received 109,890 shares of Series B preferred stock for service performed valued at $30,000.

(2)

Mr. Fiorentino was appointed as an independent, non-employee member of the board on August 22, 2013. During the year ended August 31, 2016, Mr. Fiorentino received 109,890 shares of Series B preferred stock for service performed valued at $30,000.

(3)

Mr. Beller was appointed as an independent non-employee member of the board on June 26, 2015.  During the year ended August 31, 2016, pursuant to his agreement, he received 59,625 shares of Series B preferred stock for service performed valued at $48,911 and 300,000 $0.05 3-year stock options valued at $13,800.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 10, 2016, for:

•	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, Class B preferred or Class C preferred;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

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

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, restricted stock units (RSUs) or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of December 10, 2016. However, for the purpose of computing the percentage ownership of any other person, we did not deem these shares outstanding. Unless otherwise indicated, the address of each beneficial owner listed in the following table is c/o Soupman, Inc., 1110 South Avenue, #100, Staten Island, NY 10314.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned (1)	Shares of Series B Preferred Stock Beneficially Owned	Percent of Series B Preferred Stock Beneficially Owned (2)	Shares of Series C Preferred Stock Beneficially Owned	Percent of Series C Preferred Stock Beneficially Owned (3)	Percent of Total Voting Power (4)
Named Executive Officers and Directors:
Jamieson Karson (5)	7,895,270	3.25%	—	—	—	—	2.12%
Ronald Crane (6)	1,306,400	*	109,890	1.17%	—	—	*
Rocco Fiorientino (7)	1,173,900	*	109,890	1.17%	—	—	*
Randy Beller (8)	2,500,000	1.03%	60,000	*	—	—	*
Robert N. Bertrand (9)	2,652,178	1.09%	—	—	—	—	*
Daniel Rubano (10)	6,749,492	2.78%	—	—	—	—	1.81%
All officers and directors as a group (6 persons)	22,277,240	9.18%	279,780	2.97%	—	—	5.99%

Wealth Colony, LLC, 745 Hope Road, Eatontown, NJ 07724	67,255,934	27.70%	—	—	—	—	18.08%
Perry Trebatch, 32 Nassau Drive, Great Neck, NY 11021 (11)	13,860,462	5.71%	750,000	7.96%	—	—	3.73%
Lisa Corso, 15 Ottavio Promenade, Staten Island, NY 10307 (12)	20,449,138	8.42%	2,281,373	24.21%	1,750,000	100.0%	5.50%
Anthony Perosi, 420 Hoyt Ave, Staten Island, NY 10301 (13)	13,077,929	5.39%	1,000,000	10.61%	—	—	3.52%
Penny Hart, 200 East End Ave, New York, NY 10128 (14)	13,500,000	5.56%	1,250,000	13.27%	—	—	3.63%
Tom Cappa, 383 Grand Ave, Apt M2004, New York, NY 10002 (15)	15,000,000	6.18%	1,000,000	10.61%	—	—	4.03%

———————

* Less than 1%.

1.

Based on 242,754,924 shares of common stock outstanding as of December 10, 2016.

2.

Based on 9,421,516 shares of Series B convertible preferred stock outstanding at December 10, 2016.  Each share of Series B preferred stock is entitled to ten (10) votes per share and is convertible into ten (10) shares of common stock.

3.

Based on 1,750,000 shares of Series C convertible preferred stock outstanding at December 10, 2016.  Each share of series C preferred stock is entitled to twenty (20) votes per share and is convertible into twenty (20) shares of common stock.

4.

Based on 371,970,084 votes.  Percentage of total voting power represents voting power with respect to all shares of our common stock (242,754,924 votes), Series B convertible preferred stock (94,215,160 votes) and Series C convertible preferred stock (35,000,000 votes), all voting as a single class.  Holders of our common stock are entitled to one vote per share, holders of our Series B convertible preferred stock are entitled to ten (10) votes per share and holders of our Series C convertible preferred stock are entitled to twenty (20) votes per share.

5.

Consists of 7,061,936 shares of common stock and 833,334 shares of common stock to be issued within 60 days of December 10, 2016, pursuant to his employment agreement.

6.

Consists of 57,500 shares of common stock, 109,890 shares of Series B convertible preferred stock (convertible on the date hereof into 1,098,900 shares of common stock)  and 150,000 stock warrants that the beneficial owner has the right to exercise on the date hereof.

7.

Consists of 75,000 shares of common stock and 109,890 shares of Series B convertible preferred stock (convertible on the date hereof into 1,098,900 shares of common stock).

8.

Consists of 1,750,000 shares of common stock and 60,000 shares of Series B convertible preferred stock (convertible on the date hereof into 600,000 shares of common stock) and 150,000 stock options that the beneficial owner has the right to exercise on the date hereof.

9.

Consists of 2,402,178 shares of common stock and 250,000 stock options that the beneficial owner has the right to exercise on the date hereof.

10.

Consists of 6,499,492 shares of common stock and 250,000 stock options that the beneficial owner has the right to exercise on the date hereof.

11.

Consists of 6,360,462 shares of common stock and 750,000 shares of Series B convertible preferred stock (convertible on the date hereof into 7,500,000 shares of common stock).

12.

Lisa Corso has a contractual agreement with us that limits her beneficial ownership of our equity securities to no more than 9.99% of the voting power of Soupman at any one time.  Includes 2,755,000 shares of common stock, 2,281,373 shares of Series B convertible preferred stock (convertible on the date hereof into 22,813,730 shares of common stock) and 1,750,000 shares of Series C convertible preferred stock (convertible on the date hereof into 35,000,000 shares of common stock) that in total is limited to 37,159,811 votes due to the contractual limit.

13.

Anthony Perosi has a contractual agreement with us that limits his beneficial ownership of our equity securities to no more than 4.99% of the voting power of Soupman at any one time.  Consists of 5,000,000 shares of common stock and 1,000,000 shares of Series B convertible preferred stock (convertible on the date hereof into 10,000,000 shares of common stock) that is limited to 18,561,307 votes due to the contractual limit.

14.

Consists of 1,000,000 shares of common stock and 1,250,000 shares of Series B convertible preferred stock (convertible on the date hereof into 12,500,000 shares of common stock).

15.

Consists of 5,000,000 shares of common stock and 1,000,000 shares of Series B convertible preferred stock (convertible on the date hereof into 10,000,000 shares of common stock).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Malone Bailey, LLP serves as our current independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended August 31, 2016 and 2015.

	August 31, 2016	August 31, 2015
Audit Fees and Expenses (1)	$95,000	$72,000
All Other Fees	—	—
	$95,000	$72,000

(1)

Audit fees and expenses were for professional services rendered for the audit and reviews of the consolidated financial statements of the Company, professional services rendered for issuance of consents and assistance with review of documents filed with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)	The following financial statements are included in this Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

1.	Independent Auditor’s Reports
2.	Consolidated Balance Sheets as of August 31, 2016 and 2015
3.	Consolidated Statements of Operations for the years ended August 31, 2016 and 2015
4.	Consolidated Statements of Changes in Stockholders’ Deficit for the years ended August 31, 2016 and 2015
5.	Consolidated Statements of Cash Flows for the years ended August 31, 2016 and 2015
6.	Notes to Consolidated Financial Statements

(a)(2)	All financial statement schedules have been omitted, as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)	The following exhibits are either filed as part of this report or are incorporated herein by reference:
3.1	Certificate of Incorporation (1)
3.2	Amended Certificate of Incorporation (8)
3.3	Bylaws (1)
3.4	Certificate of Designations for Series A (2)
3.5	Certificate of Designation for Series B (3)
3.6	Certificate of Designation for Series C (10)
3.7	Certificate of Designation for Series D (12)
4.1	2010 Stock Incentive Plan (1)
10.1	Merger Agreement between OSM Merger and Passport Arts, Inc. (2)
10.2	Agreement, dated as of April 27, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food, Inc and Al Yeganeh (4)
10.3	Amendment, dated February 20, 2004, between International Gourmet Soups, Inc., Kiosk Concepts, Inc, Yegan Food, Inc and Al Yeganeh (4)
10.4	Forbearance Agreement dated May, 20,2011 (5)
10.5	Secured Guaranty dated May 20, 2011 (5)
10.6	Keepwell Agreement dated May 20, 2011 (5)
10.7	Amendment to Forbearance Agreement dated August 1, 2012 (6)
10.8	Settlement Agreement with Penny Hart dated October 28, 2015 (7)
10.9	Employment Agreement between Jamieson Karson and Soupman, Inc. (11) **
10.10	Debenture Agreement dated July 26, 2016, between Soupman, Inc. and Hillair Capital Investments, L.P. (12)
10.11	Stock Purchase Agreement dated July 26, 2016, between Soupman, Inc. and Hillair Capital Investments, L.P. (12)
10.12	Security Agreement dated July 26, 2016, between Soupman, Inc. and Hillair Capital Investments, L.P. (12)
10.13	Subordination Agreement dated July 26, 2016, between Soupman, Inc. and Hillair Capital Investments, L.P. (12)
21.1	Subsidiaries (9)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) *
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) *
32.1	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002 *
101	INS XBRL Instance Document *
101	SCH XBRL Taxonomy Extension Schema Document *
101	CAL XBRL Taxonomy Extension Calculation Linkbase Document *
101	DEF XBRL Taxonomy Extension Definition Linkbase Document *
101	LAB XBRL Taxonomy Extension Label Linkbase Document *
101	PRE XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith
**	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a) (3) of this report.
(1)	Incorporated by reference from our registration statement on Form S-8 filed on February 4, 2011
(2)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on December 20, 2010
(3)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on January 8, 2015
(4)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission filed on April 19, 2011
(5)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on May 25, 2011
(6)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 6, 2012
(7)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on November 20, 2015.
(8)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on February 26, 2016
(9)	Incorporated by reference from our Form 10-K/A filed with the Securities and Exchange Commission on August 28, 2013
(10)	Incorporated by reference from our Form 10-Q filed with the Securities and Exchange Commission filed on January 19, 2016
(11)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on January 5, 2016
(12)	Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on August 2, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

SOUPMAN, INC.

Date: December 14, 2016	By:	/s/ Robert Bertrand
Robert Bertrand
President and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 14, 2016	By:	/s/ Jamieson Karson
Jamieson Karson
Chairman and CEO
(Principal Executive Officer)

Date: December 14, 2016	By:	/s/ Robert Bertrand
Robert Bertrand
President and Chief Financial Officer
(Principal Financial Officer)

Date: December 14, 2016	By:	/s/ Ron Crane
Ron Crane
Director

Date: December 14, 2016	By:	/s/ Rocco Fiorentino
Rocco Fiorentino
Director

Date: December 14, 2016	By:	/s/ Randy Beller
Randy Beller
Director