Form 10-Q
period 2016-11-30
SOUPMAN, INC.
filed 2017-01-20
CIK 1475273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Number of shares of common stock outstanding as of January 20, 2017 is 243,202,424.

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Soupman, Inc. and Subsidiaries

Consolidated Balance Sheets

	November 30, 2016	August 31, 2016
	(Unaudited)
Assets

Current Assets
Cash	$336,407	$1,424,544
Accounts receivable - net	532,180	321,347
Inventory	540,042	286,804
Prepaid expenses	66,524	108,693
Total Current Assets	1,475,153	2,141,388

Property and equipment - net	3,635	4,423

Due from franchisees	60,628	52,951
Intangible assets - net	—	—
Other	20,161	20,161
Total Other Assets	80,789	73,112

Total Assets	$1,559,577	$2,218,923

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$4,282,261	$3,990,306
Current portion of convertible debt - net of discount ($0 and $320)	106,000	130,680
Current portion of demand debt - net of discount ($2,419 and $4,731)	1,767,837	1,991,996
Deferred revenue	145,012	157,513
Derivative liabilities	2,314,464	3,311,580
Total Current Liabilities	8,615,574	9,582,075

Long Term Liabilities
Convertible debt - net of discount ($2,679,216 and $3,173,333)	680,784	186,667
Demand debt	1,709,500	1,709,500
Total Long Term Liabilities	2,390,284	1,896,167

Total Liabilities	11,005,858	11,478,242

Stockholders' Deficit
Series A convertible preferred stock, par value $0.001; 2,500,000 shares authorized,
878,639 and 878,639 issued and outstanding	879	879
Series B convertible preferred stock, par value $0.001; 45,000,000 shares authorized,
9,692,439 and 10,431,516 issued and outstanding	9,692	10,431
Series C convertible preferred stock, par value $0.001; 2,500,000 shares authorized,
1,725,000 and 1,725,000 issued and outstanding	1,725	1,725
Series D convertible preferred stock, par value $0.001; 672 shares authorized,
672 and 672 issued and outstanding	1	1
Common stock, par value $0.001; 500,000,000 shares authorized
243,202,424 and 221,904,924 issued and outstanding	243,202	221,905
Additional paid in capital	22,579,583	22,298,089
Accumulated deficit	(31,603,809)	(31,118,452)
Total Stockholders' Deficit	(8,768,727)	(8,585,422)
Noncontrolling interest	(677,554)	(673,897)
Total Deficit	(9,446,281)	(9,259,319)

Total Liabilities and Stockholders' Deficit	$1,559,577	$2,218,923

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended November 30,
	2016	2015
Revenue
Soup sales - net	$1,010,665	$572,297
Franchise sales - net	—	101,431
Franchise royalties	38,501	47,934
Total revenue	1,049,166	721,662

Cost of sales	798,716	397,350

Gross profit	250,450	324,312

Operating expenses
General and administrative	1,099,175	714,284
Royalty	36,820	18,249
Total operating expenses	1,135,995	732,533

Loss from operations	(885,545)	(408,221)

Other income (expense)
Interest expense	(674,774)	(100,660)
Gain on settlement of accounts payable – net	12,250	21,062
Gain (loss) on settlement of debt and accrued liabilities	61,939	(275,242)
Change in fair value of derivative liabilities	997,116	122,647
Total other expense	396,531	(232,193)

Net loss including non-controlling interest	(489,014)	(640,414)
Net income (loss) attributable to noncontrolling interest	(3,657)	25,202
Net loss attributable to Soupman	(485,357)	(665,616)

Net loss attributable to common stockholders	$(485,357)	$(665,616)

Net loss per share, basic & diluted	$(0.00)	$(0.01)

Weighted average shares outstanding, basic & diluted	231,095,217	72,277,520

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended November 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(489,014)	$(640,414)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	788	1,239
Amortization of intangibles	—	1,367
Amortization of debt discount	496,749	—
Stock based compensation	28,472	50,000
Common stock issued for services	215,250	20,000
Common stock issued for inducement to settle debt	—	120,000
Change in fair market value of derivative liabilities	(997,116)	(122,647)
Gain on settlement of accounts payable, net	(12,250)	(21,062)
Loss (gain) on settlement of debt and accrued liabilities	(61,939)	155,242
Due from others	—	(115,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable - net	(210,833)	(95,434)
Accounts receivable - related party	—	(5,414)
Inventory	(253,238)	127,498
Prepaid expenses	42,169	3,324
Increase (decrease) in:
Accounts payable and accrued liabilities	336,974	(158,832)
Accounts payable and accrued liabilities - related parties	—	(30,851)
Deferred franchising revenue	(12,501)	70,499
Net Cash Used in Operating Activities	(916,489)	(640,485)

Cash Flows From Investing Activities:
Due from franchisee	(7,677)	(24,999)
Net Cash Used in Investing Activities	(7,677)	(24,999)

Cash Flows From Financing Activities:
Proceeds from issuance of Series B preferred stock for cash	—	291,000
Obligation to issue shares of Series B for cash	—	158,800
Repayment of debt and accrued interest in cash	(163,971)	(169,338)
Net Cash Provided by (Used in) Financing Activities	(163,971)	280,462

Net decrease in cash	(1,088,137)	(385,022)

Cash at beginning of year	1,424,544	611,354

Cash at end of year	$336,407	$226,332

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended November 30,
	2016	2015

Supplemental disclosures of cash flow information:
Cash paid for interest	$62,979	$—

Supplemental disclosures of non-cash investing and financing activities:
Debt and accrued interest converted to common stock	$17,900	$—
Debt and accrued interest converted to Series B Preferred Stock	$102,369	$—
Reclassification of accrued commissions to debt	$—	$12,500
Conversion of Series A preferred stock to common stock	$—	$3
Conversion of Series B Preferred Stock to common stock	$10,250	$—

See accompanying notes to the unaudited financial statements

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2016

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

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2016, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2016. The interim results for the period ended November 30, 2016 are not necessarily indicative of results for the full fiscal year.

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
•

Level 2 – Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 – Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

	November 30, 2016	August 31, 2016
Derivative liabilities (balance)	$2,314,464	$3,311,580

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, inventory, prepaid expenses, accounts payable including accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values at November 30, 2016 and August 31, 2016, respectively.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2016

(Unaudited)

Note 2 - Debt

Debt consists of the following at November 30, 2016 and August 31, 2016:

Description	November 30, 2016	August 31, 2016
A. Unsecured convertible debt – derivative liabilities	$3,466,000	$3,491,000
Less : debt discount	(2,679,216)	(3,173,653)
Convertible debt – netˡ	786,784	317,347

B. Unsecured convertible debt – non-derivatives	—	—
Less : debt discount	—	—
Convertible debt – net	—	—

C. Unsecured demand/term debt	1,589,756	1,816,227
Less : debt discount	(2,419)	(4,731)
Unsecured demand debt – net²	1,587,337	1,811,496

D. Secured demand debt³	1,890,000	1,890,000

Total debt	$4,264,121	$4,018,843

1.

Includes $106,000 short-term debt and $680,784 of long-term debt.

2.

Includes $567,837 short-term debt and $1,019,500 long-term debt.

3.

Includes $1,200,000 short-term debt and $690,000 long-term debt.

The Company’s total debt is $6,945,756 and is due and payable over the next 5 fiscal years as set out below:

Year	Principle Repayment
8/31/2016	$1,680,595
8/31/2017	195,661
8/31/2018	3,837,621
8/31/2019	620,231
8/31/2020	611,648
8/31/2021	—
$6,945,756

The corresponding debts above are more fully discussed below:

(A)

Unsecured Convertible Debt – Derivative Liabilities

Description	November 30, 2016	August 31, 2016
Carry forward balance	$3,491,000	$1,296,590
Borrowings	—	3,480,000
Loss for additional debt brought about by debt settlements	—	45,140
Repayment of derivative debt	(25,000)	(25,000)
Conversion of derivative debt to common stock	—	(370,000)
Reclassification of convertible derivative debt to demand debt	—	(936,740)
Gain on settlement of debt	—	(5,000)
Reclassification of convertible debt to derivative debt due to tainting	—	6,000
Ending balance	$3,466,000	$3,491,000

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2016

(Unaudited)

Total derivative debt at November 30, 2016 and August 31, 2016 consists of the following.

Description	Information	November 30, 2016	August 31, 2016
Series 8	8% per annum interest; convertible at $0.40 per share; term expired. Shown as derivative due to tainting	$100,000	$100,000
Series 12	10% per annum interest; 2-month term; convertible at $0.02 per share; term expired	—	25,000
Series 13	8% per annum interest; convertible at $0.02 per share; remaining term: term expired	6,000	6,000
Series 14	8% per annum interest; convertible at $0.02 per share only after the Company increases the number of authorized shares; remaining term: 16 months	3,360,000	3,360,000
Total		$3,466,000	$3,491,000

Holders of derivative debt have the option to convert all or part of the note’s principal plus accrued interest into shares of the Company’s common stock at the conversion price(s) and terms set out above.

(B)

Unsecured Convertible Debt – Non-derivatives

Description	November 30, 2016	August 31, 2016
Carry forward balance	$—	$—
Borrowings	—	(6,000)
Repayment of convertible debt	—	—
Conversion of convertible debt to stock	—	—
Gain on debt settlement	—	—
Reclassification of convertible debt to derivative due to tainting	—	(6,000)
Ending balance	$—	$—

Holders of convertible non-derivative debt have the option to convert all or part of the note’s principal plus accrued interest into shares of the Company’s common stock at the conversion price(s) and terms set out above.

(C)

Unsecured Demand/Term Debt

Unsecured demand notes consist of the following at November 30, 2016 and August 31, 2016:

Description	November 30, 2016	August 31, 2016
Carry forward balance	$1,816,227	$382,563
Borrowings	—	360,000
Loss on additional debt brought about by debt settlements	—	121,360
Repayments	(138,971)	(165,080)
Credit of note payable against franchise license agreement	—	(100,000)
Rollup of accrued interest into debt	—	268,140
Rollup of accrued commissions to debt	—	12,500
Reclassification of derivative debt to demand debt	—	936,744
Conversion of demand debt to stock	(87,500)	—
Reclassification to derivative debt due to tainting	—	—
Ending balance	$1,589,756	$1,816,227

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2016

(Unaudited)

During the three months ended November 30, 2016, $12,500 principal and $5,400 interest was converted into 447,500 shares of common stock. During the three months ended November 30, 2016, $75,000 principal and $27,369 accrued interest was converted into 30,000 shares of Series B Preferred stock. In connection with conversion, $61,939 gain on settlement of debt and accrued liabilities was recognized.

Unsecured demand notes consisted of the following at November 30, 2016 and August 31, 2016:

Information	Maturity	November 30, 2016	August 31, 2016
Represents all unsecured demand debt	8% to 12% per annum interest; maturity dates from past due to April 1, 2020	$1,589,756	$1,816,227

Total		$1,589,756	$1,816,227

(D)

Secured Debt

Description	November 30, 2016	August 31, 2016
Carry forward balance	$1,890,000	$2,700,000
Borrowings	—	—
Loss on new debt brought about by debt settlement	—	155,242
Repayment of debt	—	(310,000)
Conversion of debt to Series B preferred stock	—	(1,100,000)
Reclassification of accrued interest to debt	—	444,758
Ending balance	$1,890,000	$1,890,000

Secured debt consisted of the following activity and terms for the nine months ended November 30, 2016 and the year ended August 31, 2016, respectively:

Information	November 30, 2016	August 31, 2016
Interest Rate	5%	5%
Maturity	Nov. 15, 2018	Nov. 15, 2018
Second security on the assets of OSM	1,890,000	1,890,000

(E)

Debt discount

	November 30, 2016	August 31, 2016
Total outstanding debt	$6,945,756	$7,197,227
Carry forward debt discount – net	(3,178,384)	—
Debt discount related to derivatives	—	(2,342,138)
Debt discount related to Series D preferred stock issued along with debt	—	(332,640)
Debt discount related to original issue discounts	—	(360,000)
Debt discount related to debt issue costs	—	(423,110)
Debt discount related to beneficial conversion feature	—	(1,800)
Amortization of debt discount	496,749	281,304
Debt – net	$4,264,121	$4,018,843

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2016

(Unaudited)

Note 3 - Derivative Liabilities

The Company identified conversion features embedded within convertible debt and/or warrants issued during the three months ended November 30, 2016 and the year ended August 31, 2016, respectively, (see Note 2(A)).

The fair value of the Company’s derivative liabilities at November 30, 2016 and August 31, 2016 is as follows.

	November 30, 2016	August 31, 2016
Carry forward balance	$3,311,580	$239,748
Fair value at the commitment date recorded as debt discount	—	2,342,138
Fair value at the commitment date recorded as derivative expense	—	2,231,865
Fair value mark-to-market adjustment	(997,116)	(1,509,401)
Tainting of derivatives of convertible notes and warrants	—	9,298
Reclassification of derivative liabilities to equity	—	(2,068)
Derivative liabilities (balance)	$2,314,464	$3,311,580

The fair value at the commitment and re-measurement dates for convertible debt and warrants that are treated as derivative liabilities were based upon the following management assumptions for the nine months ended November 30, 2016:

	Commitment Date	Re-measurement Date
Exercise price	$0.02 - $0.04	$0.02 - $0.04
Expected dividends	0%	0%
Expected volatility	149% - 218%	164% - 184%
Expected term: convertible debt and warrants	0.08 - 2.0 years	0.16 to 1.33 years
Risk free interest rate	0.28% - 0.70%	0.38% - 1.40%

Note 4 - Stockholders’ Deficit

(A)

Common Stock

During the three months ended November 30, 2016, 447,500 shares of common stock was issued for conversion of $12,500 principal and $5,400 accrued interest. The shares were valued for $8,681 thus $9,219 gain on settlement of debt and accrued liabilities was recognized; 9,350,000 shares of common stock were issued to third parties for services rendered, value for $215,250; 1,250,000 shares of common stock, was issued to related parties for services rendered, valued for $27,752; 10,250,000 shares of common stock were issued for conversion of 1,025,000 shares of Series B Preferred Stock.

(B)

Series B Preferred Stock

During the three months ended November 30, 2016, 255,923 shares of Series Preferred B was issued for conversion of $75,000 principal and $27,369 accrued interest. The shares were valued for $49,649 thus $52,720 gain on settlement of debt and accrued liabilities were recognized; 30,000 shares of Series B Preferred Stock were issued to related parties for services rendered, valued for $720.

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2016

(Unaudited)

(C)

Stock Options

The following is a summary of the Company’s stock option activity for the three months ended November 30, 2016.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2016	2,275,000	$0.46	4.16 year	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance – November 30, 2016	2,275,000	$0.46	3.91 year	—
Exercisable – November 30, 2016	2,275,000	$0.46	3.91 year	—
Grant date fair value of options granted		$—
Weighted average grant date fair value		$—

Outstanding options held by related parties (November 30, 2016)	1,750,000
Exercisable options held by related parties (November 31, 2016)	1,750,000

For the three months ended November 30, 2016, the Company had no expenses related to vested options.

(D)

Stock Warrants

The following is a summary of the Company’s stock warrant activity for the three months ended November 30, 2016. Any warrants that were not exercised during the term of the warrants are shown in the below table as forfeited:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2016	6,286,050	$0.33
Granted (for debt)	—	—
Granted (other)	—	—
Exercised	—	—
Expired	—	—
Balance at November 30, 2016	6,286,050	$0.33

	Warrants Outstanding			Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.03 -$.80	6,286,050	1.24	$.33	6,286,050	.33	$—

Soupman, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

November 30, 2016

(Unaudited)

Note 5 - Commitments and Contingencies

Litigations, Claims and Assessments

There have been no changes to the status of our legal proceedings since our last 10-K Report.

Note 6 - Going Concern

As reflected in the accompanying consolidated financial statements for the three months ended November 30, 2016, the Company had a net loss including non-controlling interest of approximately $485,000, net cash used in operations of approximately $916,000, working capital deficit of approximately $7.1 million and a stockholders’ deficit of approximately $8.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the three months ended November 30, 2016 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K.

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

We manufacture and sell soups under the brand name “Original Soupman”. Our soups can be purchased in national supermarket chains such as Kroger, Publix, Safeway, Shoprite, Shaw’s, HEB, Winn Dixie and Bi Lo in shelf stable Tetra Recart packaging allowing for maximum shelf life and freshness in every carton. The annual market size for soup sales to grocery and chain stores in the US is approximately $6.4 billion.

We also sell our Original Soupman soups in flash-frozen “heat ‘n serve” pouches, to our franchisees such as our flagship store at 55th Street and 8th Avenue in NYC; the Mohegan Sun Casino in Connecticut; Resorts Hotel & Casino in Atlantic City, New Jersey, and the Original Soupman Delicatessen at Roosevelt Field Mall on Long Island, New York, to a national restaurant chain and to educational institutions (such as the New York City Public school system). In addition to our soups, we sell to our educational institution customers, various vegetarian items such a Mexicali Beans and Stewed Pinto Beans, which are low in fat, low in sodium and high in dietary fiber.

Executive Summary

This Executive Summary provides significant highlights from the discussion and analysis that follows. Each balance sheet comparison compares November 30, 2016 (the end of the current period) to August 31, 2016 (the end of the prior fiscal year); each income statement comparison compares the three months ended November 30, 2016 to the three months ended November 30, 2015.

•

Revenue increased 45% or approximately $328,000 due primarily to an increase in sales to grocery stores.

•

Tetra sales increased 121%, or approximately $515,000.

•

Year over year non-cash operating expenses increased approximately $143,000 primarily attributable to an increase in stock based compensation for outside services and stock-based compensation for senior management.  Year over year overall operating expenses, less non-cash items as stated above increased by $123,000 primarily attributable to increases in marketing and promotional activity as aforesaid to drive grocery sales. Administrative expenses increased 54% or approximately $385,000 due primarily to increases in stock based compensation to consultants, compensation expense related to the addition of senior management and increases in promotion to drive tetra pak sales in grocery chains.

•

Net loss decreased 27% or approximately $180,000 due primarily to an increase in sales to grocery stores as mentioned above.

•

Debt increased by approximately 6% or approximately $245,000 as a result of the calculation of derivative liabilities.

•

Accounts payable and accrued liabilities increased approximately 7% or approximately $292,000.

Year-over-year comparability of earnings and earnings per share

The following items affected the comparability of year-over-year earnings and earnings per share:

•	During the three months ended November 30 2016, we posted a change in fair value of derivatives liabilities of $997,116.

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

Results of Operations –Three Months Ended November 30, 2016 and November 30, 2015

The following table summarizes our operating results for the three months ended November 30, 2016 and 2015; all amounts have been rounded to the nearest thousandth.

	11/30/2016	11/30/2015
Revenue	$1,049,000	$722,000
Cost of Sales	799,000	397,000
Gross Profit	250,000	325,000
Operating Expenses	1,136,000	733,000
Loss From Operations	(886,000)	(408,000)
Other Income (expense)	397,000	(232,000)
Net Loss (including non-controlling interest)	$(489,000)	$(640,000)

Soup sales

Soup sales accounted for approximately 96% and 79% of overall revenue for the three months ended November 30, 2016 and 2015, respectively, while franchise activities accounted for the remaining 4% and 21%, respectively. Our year-over-year revenues increased approximately 45%.

The following table summarizes our net soup sales for the three months ended November 30, 2016 and 2015; all amounts have been rounded to the nearest thousand. Soup sales are net of slotting fees (a onetime fee charged by supermarkets in order to have the product placed on their shelves) and promotions and also early payment discounts.

	11/30/2016		11/30/2015
	Sales	% of sales	Sales	% of sales
Grocery store sales (Tetra)- Net of slotting, early payment & recall	$940,000	93%	$425,000	74%
Educational Institutions	68,000	7%	58,000	10%
Franchise sales	3,000	0%	89,000	16%
Net grocery store sales	$1,011,000		$572,000

Our year-over-year increase in our grocery store sales is primarily attributable to the acquisition of new customers and increased re-orders due to our overall marketing and promotional efforts including the use of Larry Thomas to make personal appearances, sampling, in-store radio, in-store discounting of our products and slotting.

Cost of Sales

The following table summarizes our cost of sales for the three months ended November 30, 2016 and 2015; all amounts have been rounded to the nearest thousandth. Cost of sales represents costs associated with soup sales only. The cost of grocery sales increased as a percentage of grocery sales in this quarter due to increased shipments to COSTCO as a percentage to all grocery shipments in the quarter which are at lower gross margins and also the increased cost of whole shrimp used in our new Shrimp Bisque.  These are variable conditions, as are all cost of ingredients, and we are subject to rising or falling ingredient costs, as the case may be.  It should be noted that in this past quarter, the price we pay for chicken decreased 14%.

	11/30/2016		11/30/2015
	Costs	% of Total	Costs	% of Total
Grocery Stores	$661,000	83%	$260,000	65%
Educational Institutions	54,000	7%	42,000	11%
Franchisees	2,000	0%	65,000	16%
Freight	82,000	10%	30,000	8%
Total	$799,000		$397,000

Operating Expenses

Year over year non-cash operating expenses increased approximately $143,000 primarily attributable to an increase in stock based compensation for outside services and stock-based compensation for senior management pursuant to existing contract.  Year over year overall operating expenses, less non-cash items as stated above increased by $123,000 primarily attributable to increases in marketing and promotional activity as aforesaid to drive grocery sales. The following table summarizes major components of our operating expenses for the three months ended November 30, 2016 and November 30, 2015; all amounts have been rounded to the nearest thousandth.

	11/30/2016	11/30/2015
Compensation expense – cash	234,000	178,000
Compensation expense – non cash	28,000	100,000
Professional fees	117,000	171,000
Marketing/Advertising/Branding/Public Relations/Promotions/Travel	331,000	204,000
Stock Based Compensation to Non Employee Third Parties– non cash	215,000	—
Insurance	21,000	27,000

Other Income (Expense)

Year-over-year other expenses increased approximately 271%, from an approximately $629,000. This increase was primarily attributable to change in fair value of derivative liabilities.

Net Loss

Year-over-year net loss decreased approximately 27% or $180,000 due to the various factors discussed above, which impacted revenue, cost of sales, gross profit and operating expenses. Our year-over-year basic and diluted net loss per share decreased by $0.01, due primarily to a narrow loss for the period.

LIQUIDITY AND CAPITAL RESOURCES

We expect foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations and investments in our company. We believe that with the anticipated investments in our company, that our sources of financing will be adequate to meet our requirements for future growth.

Our net cash used from operations was approximately $916,000 during the three months ended November 30, 2016, compared to an approximately $640,000 loss, and repaid debt and accrued interest of approximately $163,971, during the three months ended November 30, 2016.

The following table summarizes our working capital as of November 30, 2016, and August 31, 2016; all amounts have been rounded to the nearest thousandth.

	November 30, 2016	August 31, 2016
Current assets	$1,475,000	$2,141,000
Current liabilities	8,615,000	9,582,000
Working deficit	$(7,140,000)	$(7,441,000)

At November 30, 2016, we had cash and cash equivalents of approximately $336,000 as compared to approximately $1.4 million at August 31, 2016 and inventory and accounts receivable of $1.1 million as compared to $608,000 of inventory and accounts receivable at August 31, 2016.  During the three months ended November 30, 2016, our working capital deficit increased approximately $300,000, primarily attributable to a decrease in cash of approximately $1.1 million, an increase in accounts payable of approximately $292,000 million and a decrease in derivative liability of approximately $997,000.

Current and Future Financing Needs

We have incurred a stockholders’ deficit of approximately $8.8 million through November 30, 2016 and have incurred a net loss including non-controlling interest of approximately $485,000 for the three months ended November 30, 2016. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At November 30, 2016, we had short-term debt of approximately $1.9 million and a working capital deficit of approximately $7.1 million. These factors raise doubt about our ability to continue as a going concern.

We expect to spend capital in connection with implementing our business strategy, including the promotion of our shelf stable Tetra Pak carton soups, our advertising and marketing campaigns and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. We do not have sufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

We believe that if we are able to raise $2.5 million or more, it will be sufficient to support our normal operations and support our growth based on current operations. In addition, we believe we will seek to raise an additional $10 to $15 million over the next 12 months to make potential acquisitions, increase our marketing and promotion efforts, add new soup varieties and line extensions to our offerings such as bone-in broth, to further increase revenue. We believe that at $6 million in annual sales, our operations would be self-sustaining and cash flow positive. We use co-packers to manufacture our products, have no brick and mortar, rent very modest space and only have seven full time employees and therefore, many of our fixed costs are minimal and will remain unchanged regardless of how much money we are able to raise. If we are forced to reduce our marketing and promotion efforts and/or size of our operations because we are unable to raise the entire $2.5 million to support implementing our business plan, our revenues will likely be less than had we been able to implement our full program, and as a direct result our income may suffer, and may not be sufficient to cover our negative cash flow, negatively affecting our liquidity.

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

(b)

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

There have been no changes to the status of our legal proceedings since our last 10-Q Report.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended November 30, 2016, 447,500 shares of common stock was issued for conversion of $12,500 principal and $5,400 accrued interest. The shares were valued for $8,681 thus $9,219 gain on settlement of debt and accrued liabilities was recognized; 9,350,000 shares of common stock were issued to third parties for services rendered, value for $215,250; 1,250,000 shares of common stock, was issued to related parties for services rendered, valued for $27,752; 10,250,000 shares of common stock were issued for conversion of 1,025,000 shares of Series B Preferred Stock.

During the three months ended November 30, 2016, 255,923 shares of Series Preferred B was issued for conversion of $75,000 principal and $27,369 accrued interest. The shares were valued for $49,649 thus $52,720 gain on settlement of debt and accrued liabilities were recognized; 30,000 shares of Series B Preferred Stock were issued to relate parties for services rendered, valued for $720.

The securities issued for services were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

The securities issued upon conversion of Series B preferred shares and the conversion of debt were issued pursuant to Section 3(a)(9) of the Securities act.

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

SOUPMAN, INC.

Date: January 20, 2017	By:	/s/ Jamieson Karson
Jamieson Karson
Chief Executive Officer and Director (Principal Executive Officer)

SOUPMAN, INC.

Date: January 20, 2017	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO
(Principal Financial Officer)