Form 10-Q
period 2017-02-28
SOUPMAN, INC.
filed 2017-05-04
CIK 1475273

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Number of shares of common stock outstanding as of May 4, 2017, is 288,845,379.

PART I – FINANCIAL INFORMATION

ITEM 1.     Financial Statements

Soupman, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	February 28, 2017	August 31, 2016
	(Unaudited)
Assets

Current Assets
Cash	$23,181	$1,424,544
Accounts receivable – net	454,362	321,347
Inventory	771,592	286,804
Prepaid expenses	38,471	108,693
Total Current Assets	1,287,606	2,141,388

Property and equipment – net	3,035	4,423

Due from franchisees	60,628	52,951
Other	20,161	20,161
Total Other Assets	80,789	73,112

Total Assets	$1,371,430	$2,218,923

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	$4,646,250	$3,990,306
Current portion of convertible debt - net of discount ($0 and $320)	106,000	130,680
Demand debt - net of discount ($4,764 and $4,731)	3,654,654	3,701,496
Deferred revenue	133,012	157,513
Derivative liabilities	2,103,071	3,311,580
Total Current Liabilities	10,642,987	11,291,575

Long Term Liabilities
Convertible debt - net of discount ($2,200,855 and $3,173,333)	1,279,145	186,667
Total Long Term Liabilities	1,279,145	186,667

Total Liabilities	11,922,132	11,478,242

Stockholders' Deficit
Series A convertible preferred stock, par value $0.001; 2,500,000 shares authorized,
878,639 and 878,639 issued and outstanding	879	879
Series B convertible preferred stock, par value $0.001; 45,000,000 shares authorized,
8,204,419 and 10,431,516 issued and outstanding	8,204	10,431
Series C convertible preferred stock, par value $0.001; 2,500,000 shares authorized,
1,725,000 and 1,725,000 issued and outstanding	1,725	1,725
Series D convertible preferred stock, par value $0.001; 672 shares authorized,
672 and 672 issued and outstanding	1	1
Common stock, par value $0.001; 500,000,000 shares authorized
261,388,744 and 221,904,924 issued and outstanding	261,388	221,905
Additional paid in capital	22,629,014	22,298,089
Accumulated deficit	(32,776,726)	(31,118,452)
Total Stockholders' Deficit	(9,875,515)	(8,585,422)
Noncontrolling interest	(675,187)	(673,897)
Total Deficit	(10,550,702)	(9,259,319)

Total Liabilities and Stockholders' Deficit	$$1,371,430	$2,218,923

See accompanying notes to the condensed consolidated financial statements

Soupman, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2017	2016	2017	2016
Revenue
Soup sales – net	$782,059	$779,842	$1,792,724	$1,352,139
Franchise sales – net	—	104,819	—	206,250
Franchise royalties	45,750	47,476	84,251	95,410
Total revenue	827,809	932,137	1,876,975	1,653,799

Cost of sales	608,828	831,777	1,407,544	1,229,127

Gross profit	218,981	100,360	469,431	424,672

Operating expenses
General and administrative	1,155,676	942,602	2,242,601	1,635,824
Royalty	29,843	28,913	66,663	47,162
Total operating expenses	1,185,519	971,515	2,309,264	1,682,986

Loss from operations	(966,538)	(871,155)	(1,839,833)	(1,258,314)

Other income (expense)
Interest expense	(714,376)	(24,036)	(1,389,150)	(124,696)
Gain (loss) on settlement of debt	—	48,112	61,939	(227,130)
Change in fair value of derivative liabilities	510,364	56,714	1,507,480	179,361
Loss on debt extinguishment	—	(654,913)	—	(654,913)
Total other income (expense)	(204,012)	(574,123)	180,269	(827,378)

Net loss including non-controlling interest	(1,170,550)	(1,445,278)	(1,659,564)	(2,085,692)
Net (income) loss attributable to noncontrolling interest	2,367	30,229	(1,290)	55,431
Net loss attributable to Soupman	(1,172,917)	(1,475,507)	(1,658,274)	(2,141,123)

Deemed dividend on preferred stock	—	(3,280,151)	—	(3,280,151)

Net loss attributable to common stockholders	$(1,172,917)	$(4,755,658)	$(1,658,274)	$(5,421,274)

Net loss per share, basic	$(0.00)	$(0.06)	$(0.01)	$(0.07)
Net loss per share, diluted	$(0.00)	$(0.06)	$(0.01)	$(0.07)

Weighted average shares outstanding, basic	252,389,321	75,111,600	241,683,446	73,694,560
Weighted average shares outstanding, diluted	252,389,321	75,111,600	241,683,446	73,694,560

See accompanying notes to the condensed consolidated financial statements

Soupman, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended February 28,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,659,564)	$(2,085,692)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,388	2,367
Amortization of intangibles	—	1,577
Amortization of debt discount	996,137	—
Bad debt expense	—	1,196
Stock based compensation		212,958
Common and Series B preferred stock issued for services	309,851	50,853
Common stock issued for inducement to settle debt	—	120,000
Excess of fair market value of common stock over share issuance price to settle debt	—	520,163
Excess of Fair market value of Series B preferred stock over share issuance price to settle debt	—	134,750
Change in fair market value of derivative liabilities	(1,507,480)	(179,361)
Fair value of warrants issued for services	286,094	—
(Gain) loss on settlement of debt and accrued liabilities	(61,939)	107,130
Due from other	—	(115,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(133,015)	(261,110)
Accounts receivable - related party	—	(43,670)
Inventory	(484,788)	142,968
Prepaid expenses	70,222	15,267
Accounts payable and accrued liabilities	688,713	145,951
Accounts payable and accrued liabilities - related parties	—	5,735
Deferred franchising revenue	(24,501)	59,763
Net Cash Used in Operating Activities	(1,518,882)	(1,164,155)

Cash Flows From Investing Activities:
Due from franchisee (Hanover, GCT and DNV food)	(7,677)	(38,935)
Net Cash Used in Investing Activities	(7,677)	(38,935)

Cash Flows From Financing Activities:
Net proceeds from issuance of notes	435,558	70,000
Proceeds from issuance of Series B preferred stock for cash	—	949,800
Repayment of debt and accrued interest in cash	(310,362)	(215,380)
Net Cash Provided by Financing Activities	125,196	804,420

Net decrease in cash	(1,401,363)	(398,670)

Cash at beginning of year	1,424,544	611,354

Cash at end of period	$23,181	$212,684

(Continued)

See accompanying notes to the condensed consolidated financial statements

Soupman, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	Six Months Ended February 28,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$62,979	$—
Cash paid for taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Debt and accrued interest converted to common stock	$17,900	$—
Debt and accrued interest converted to Series B preferred stock	$102,369	$1,100,000
Conversion of Series B preferred stock to common stock	$25,436	$—
Debt converted to Series A preferred stock	$—	$—
Reclassification of short term debt to long term debt	$—	$755,000
Reclassification of accrued interest to debt	$—	$444,758
Common stock issued as an inducement to settle debt	$—	$445,946
Reclassification of accrued commissions to debt	$—	$12,500
Conversion of Series B preferred stock Series C preferred stock	$—	$1,725
Conversion of Series A preferred stock to common stock	$—	$3

See accompanying notes to the condensed consolidated financial statements

Soupman, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

 Note 1 - Basis of Presentation

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America,  the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting  the instructions to Form 10-Q,  and Article 8-03 of Regulation S-X. Accordingly, they may not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended August 31, 2016, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operation, for the year ended August 31, 2016. The interim results for the period ended February 28, 2017 are not necessarily indicative of results for the full fiscal year.

Note 2 – Going Concern and Management Plans

As reflected in the accompanying financial statements, for the six months ended February 28, 2017 the Company had a net loss including non-controlling interest of approximately $1.7 million, net cash used in operations of approximately $1.5 million, working capital deficit of approximately $9.4 million and a stockholders’ deficit of approximately $10.6 million. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

The ability of the Company to continue its operations is dependent on management's plans, which may include the raising of capital through equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. If management is unable to raise additional capital to support business operations within the immediately foreseeable future, the Company may be forced to pursue a strategy of reorganization or liquidation.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues will be insufficient to meet its cash needs for the immediately foreseeable future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. Therefore, if further financing is unavailable to the Company in the foreseeable future for any reason whatsoever, the Company may be forced to pursue a strategy of reorganization or liquidation.

In response to these problems, management has taken the following actions:

•	seeking additional equity financing for operations, marketing and potential acquisitions
•	seeking to increase sales and distribution of Tetra Pak products;
•	allocating sufficient resources to continue advertising and marketing efforts

Note 3 – Significant Accounting Policies

Cash and Cash Equivalents

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution(s). The balances did not exceed the federally insured limit. The Company has no cash equivalents.

Soupman, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

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

	February 28, 2017	August 31, 2016
Derivative liabilities (balance)	$2,103,071	$3,311,580

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

Fair value estimates are based upon pertinent information available. The Company has determined that the carrying value of all financial instruments approximates fair value. The Company's financial instruments consist primarily of accounts receivable, inventory, prepaid expenses, accounts payable including accrued liabilities and debt. The carrying amounts of the Company's financial instruments generally approximated their fair values at February 28, 2017 and August 31, 2016, respectively due to the short-term nature of these instruments.

Reclassification

Certain accounts in the prior year's financial statements have been reclassified for comparative purposes to conform to the presentation in the current year's financial statements. These reclassifications have no effect on previously reported earnings.

Soupman, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition and most industry-specific guidance throughout the ASC.  The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. To allow entities additional time to implement systems, gather data and resolve implementation questions, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customer (Topic 606): Deferral of the Effective Date, in August 2015, to defer the effective date of ASU No. 2014-09 for one year, which is fiscal years beginning after December I5, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its financial statements or disclosures.  In addition, the FASB issued ASU 2016-08 in March 2016, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently evaluating the accounting transition, and disclosure requirements of the standard to determine the impact, if any, on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40).  Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The adoption of ASU No. 2014-15 impacted disclosure in the Company's financial statements, but did not have any impact on the Company's financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”).  ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers -Principal versus Agent Considerations”. This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue from Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer.  In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The company is evaluating its impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation -Stock Compensation (Topic 71 S)” (“Asti 2016-09”).  ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its financial statements or disclosures.

On May 9, 2016, The FASB issued ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”).  ASU 2016-12 provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements for ASU 2014-09. The Company is evaluating the effect of ASU 2014-12, if any, on its financial statements.

Soupman, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses the diversity in practice in how certain cash receipt and cash payments are presented and classified in the statement of cash flows with respect to eight specific cash Flow issues. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The amendments should be applied using a retrospective transition method to each period presented if practical.  Early adoption is permitted, including the interim period, and any adjustments should be reflected as of the beginning of the fiscal period. The Company is currently evaluating ASU 2016-15 and its impact on its financial statements or disclosures.

In November 2016, the FASB issued ASU 2016-1 8, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force),” which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December I5, 2017. Early adoption is permitted and the new guidance must be applied retroactively to all periods presented. The company is evaluating the new guidance's impact on its financial statements.

Note 4 - Debt

Debt consists of the following at February 28, 2017 and August 31, 2016:

Description	February 28, 2017	August 31, 2016
A. Secured convertible debt	$3,480,000	$3,360,000
Less: debt discount	(2,200,855)	(3,173,333)
Convertible debt – net	1,279,145	186,667

B. Unsecured convertible debt	106,000	131,000
Less: debt discount	—	(320)
Convertible debt – net	106,000	130,680

C. Unsecured demand debt	1,769,418	1,816,227
Less: debt discount	(4,764)	(4,731)
Unsecured demand debt – net	1,764,654	1,811,496

D. Secured demand debt	1,890,000	1,890,000
Less: debt discount	—	—
Unsecured demand debt – net	1,890,000	1,890,000

Total debt	$5,039,799	$4,018,843

The Company’s debt amounts to $7,245,418 and is due and payable over the remaining 4 fiscal years as set out below:

Year	Principal Repayment
8/31/2017	$2,175,918
8/31/2018	3,360,000
8/31/2019	477,621
8/31/2020	620,231
8/31/2021	611,648
$7,245,418

Soupman, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

The corresponding debts above are more fully discussed below:

(A)

Convertible Debt

Description	February 28, 2017	August 31, 2016
Carry forward balance	$3,491,000	$1,296,597
Borrowings	120,000	3,480,000
Loss for additional debt brought about by debt settlements	—	45,147
Repayment of debt	(25,000)	(25,000)
Conversion of derivative debt to common stock	—	(370,000)
Reclassification of convertible derivative debt to demand debt	—	(936,744)
Gain on settlement of debt	—	(5,000)
Reclassification of convertible debt to derivative debt due to tainting	—	6,000
Ending balance	$3,586,000	$3,491,000

During the six months ended February 28, 2017, the Company entered into a Purchase Agreement with Hillair Capital Investments L.P. pursuant to which it issued an 8% convertible debenture in an aggregate principal amount of $120,000 due on April 21, 2017. The conversion price in effect on any conversion date shall be equal to $0.02.

Total convertible debt at February 28, 2017 and August 31, 2016, aggregated principal consists of the following.

Description	Information	February 28, 2017	August 31, 2016
Series 8	8% per annum interest; convertible at $0.40 per share; term expired. Shown as derivative due to tainting	$100,000	$100,000
Series 12	10% per annum interest; 2-month term; convertible at $0.02 per share.	—	25,000
Series 13	8% per annum interest; convertible at $0.02 per share; remaining term; term expired	6,000	6,000
Series 14	8% per annum interest; convertible at $0.02 per share only after the Company increases the number of authorized shares; remaining term: 13 months	3,360,000	3,360,000
Short Term	8% per annum interest; convertible at $0.02 per share; remaining term: 59 days	120,000	—
Total		$3,586,000	$3,491,000

Holders of unsecured convertible debt have the option to convert all or part of the note’s principal plus accrued interest into shares of the Company’s common stock at the conversion price(s) and terms set out above.

(B)

Convertible Debt – Non-derivatives

Description	February 28, 2017	August 31, 2016
Carry forward balance	$—	$—
Borrowings	—	(6,000)
Repayment of convertible debt	—	—
Conversion of convertible debt to stock	—	—
Gain on debt settlement	—	—
Reclassification of convertible debt to derivative due to tainting	—	(6,000)
Ending balance	$—	$—

Soupman, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

Holders of convertible debt have the option to convert all or part of the note’s principal plus accrued interest into shares of the Company’s common stock at the conversion price(s) and terms set out above.

(C)

Unsecured Demand/Term Debt

Unsecured demand notes principal balance consists of the following at February 28, 2017 and August 31, 2016:

Description	February 28, 2017	August 31, 2016
Carry forward balance	$1,816,227	$382,563
Borrowings	326,053	360,000
Loss on additional debt brought about by debt settlements	—	121,360
Repayments	(285,362)	(165,080)
Credit of note payable against franchise license agreement	—	(100,000)
Rollup of accrued interest into debt	—	268,140
Rollup of accrued commissions to debt	—	12,500
Reclassification of derivative debt to demand debt	—	936,744
Conversion of demand debt to Preferred B stock	(75,000)	—
Conversion of demand debt to common stock	(12,500)	—
Reclassification to derivative debt due to tainting	—	—
Ending balance	$1,769,418	$1,816,227

During the six months ended February 28, 2017, $12,500 principal and $5,400 interest was converted into 447,500 shares of common stock. During the six months ended February 28, 2017, $75,000 principal and $27,369 accrued interest was converted into 30,000 shares of Series B Preferred stock. In connection with conversion, $61,939 gain on settlement of debt and accrued liabilities was recognized.

During the six months ended February 28, 2017, the Company borrowed $326,053 from two entities. The loans are based on the Company’s cash flows and are paid back daily. The loans mature between August 18, 2017 and September 27, 2017.

Unsecured demand notes consisted of the following at February 28, 2017 and August 31, 2016:

Information	Maturity	February 28, 2017	August 31, 2016
Represents all unsecured demand debt	8% to 12% per annum interest; maturity dates from past due to April 1, 2020	$1,769,418	$1,816,227

Total		$1,769,418	$1,816,227

(D)

Secured Demand/Term Debt

Description	February 28, 2017	August 31, 2016
Carry forward balance	$1,890,000	$2,700,000
Borrowings	—	—
Loss on new debt brought about by debt settlement	—	155,242
Repayment of debt	—	(310,000)
Conversion of debt to Series B preferred stock	—	(1,100,000)
Reclassification of accrued interest to debt	—	444,758
Ending balance	$1,890,000	$1,890,000

Soupman, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

Secured debt consisted of the following activity and terms for the six months ended February 28, 2017 and the year ended August 31, 2016, respectively:

Information	February 28, 2017	August 31, 2016
Interest Rate	5%	5%
Maturity	Nov. 15, 2018	Nov. 15, 2018
Second security on the assets of Original Soupman, Inc.	$1,890,000	$1,890,000

(E)

Debt discount

	February 28, 2017	August 31, 2016
Total outstanding debt	$7,245,418	$7,197,227
Carry forward debt discount – net	(3,178,384)	—
Debt discount related to derivatives	(12,877)	(2,342,138)
Debt discount related to Series D preferred stock issued along with debt	—	(332,640)
Debt discount related to original issue discounts	—	(360,000)
Debt discount related to debt issue costs	(10,495)	(423,110)
Debt discount related to beneficial conversion feature	—	(1,800)
Amortization of debt discount	996,137	281,304
Debt – net	$5,039,799	$4,018,843

Note 5 - Derivative Liabilities

(A)

Valuation

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

Once derivative liabilities are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as a change in fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes pricing model. The company determined that the Black Scholes valuation model was comparable to the Binomial Lattice model.

(B)

Conversion Features

The Company identified conversion features embedded within convertible debt and/or warrants issued during the six months ended February 28, 2017 and the year ended August 31, 2016, respectively. They were classified as derivative instruments pursuant to FASB ASC 815 "Derivatives and Hedging." The accounting treatment of derivative financial instruments requires that the Company bifurcate the conversion feature and record it as a liability at fair value and the fair value of the warrants were computed as defined in the agreement. The instruments are marked-to-market at fair value as of each balance sheet date. Any change in fair value is recorded as a change in the fair value of derivative liabilities for each reporting period. The fair value of the conversion feature was determined using the Binomial Lattice model. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Soupman, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

During the year ended August 31, 2016 the company entered into a convertible note payable that was convertible into a variable number of shares (reset ratchet provision) of common stock that exceeds the number of shares the company has authorized.  Accordingly, the embedded conversion feature was bifurcated and included as a liability as of February 28, 2017. In addition, the company has reclassified all of its warrants and notes payables with embedded conversion features as derivative liabilities as the company cannot determine it has sufficient authorized shares to settle these contracts.

As February 28, 2017, the fair value of the derivative liability was $2,103,071. The fair value at the commitment and re-measurement dates for convertible debt and warrants that are treated as derivative liabilities were based upon the following management assumptions for the six months ended February 28, 2017:

	February 28, 2017	August 31, 2016
Carry forward balance	$3,311,580	$239,748
Fair value at the commitment date recorded as debt discount	12,877	2,342,138
Fair value at the commitment date recorded as derivative expense	—	2,231,865
Fair value at the commitment date - warrants	286,094	—
Loss on debt extinguishment	—	—
Fair value mark-to-market adjustment	(1,503,006)	(1,509,401)
Tainting of derivatives of convertible notes and warrants	—	9,298
Reclassification to APIC for converted debts and debts paid in cash before maturity	(4,474)	(2,068)
Derivative liabilities (balance)	$2,103,071	$3,311,580

The fair value at the commitment and re-measurement dates for convertible debt and warrants that are treated as derivative liabilities were based upon the following management assumptions for the six months ended February 28, 2017:

	Commitment Date	Re-measurement Date
Exercise price	$0.02 - $0.04	$0.02 - $0.04
Expected dividends	0%	0%
Expected volatility	149% - 218%	87% - 197%
Expected term: convertible debt and warrants	0.08 - 2.0 years	0.07 to 5.0 years
Risk free interest rate	0.28% - 0.70%	0.32% - 1.54%

Note 6 - Stockholders’ Deficit

(A)

Common Stock

During the six months ended February 28, 2017 447,500 shares of common stock were issued for conversion of $12,500 principal and $5,400 accrued interest. The shares were valued for $8,681 thus $9,219 gain on settlement of debt and accrued liabilities was recognized; 13,600,000 shares of common stock were issued to third parties for services rendered, value for $301,631; 25,436,320 shares of common stock were issued for conversion of 2,543,632 shares of Series B Preferred Stock.

The Company computes basic and diluted earnings per share by dividing net loss by weighted average number of common shares outstanding during the period.  Basic and diluted were the same since the inclusion of common shares issuable would have been anti dilutive.

Soupman, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

The Company has the following potential common stock equivalents at February 28, 2017 and August 31, 2016:

	February 28, 2017	August 31, 2016
Stock options	1,750,000	2,275,000
Warrants	15,006,050	6,286,050
Convertible Series A preferred shares (converted to common stock at 1:1 basis)	878,639	878,639
Convertible Series B preferred shares (converted to common stock at 1:10 basis)	82,044,192	104,315,160
Convertible Series C preferred shares (converted to common stock at 1:20 basis)	34,500,000	34,500,000
Convertible Series D preferred shares (converted to common stock at 1:50,000 basis)	33,600,000	33,600,000
Convertible debt - derivatives liabilities (exercise price $0.02 - $0.40/share)	175,856,500	169,175,000
Total common stock equivalents	343,635,381	351,029,849

(B)

Series B Preferred Stock

During the six months ended February 28, 2017 255,923 shares of Series Preferred B was issued for conversion of $75,000 principal and $27,369 accrued interest. The shares were valued for $49,649 thus $52,720 gain on settlement of debt and accrued liabilities were recognized; 60,612 shares of Series B Preferred Stock were issued to related parties for services rendered, valued for $8,220.

(C)

Stock Options

There were no stock options issued for the six months ended February 28, 2017. The following is a summary of the Company’s stock option activity for the six months ended February 28, 2017.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance – August 31, 2016	2,275,000	$0.46	4.16 year	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance – February 28, 2017	2,275,000	$0.46	3.66 year	—
Exercisable – February 28, 2017	2,275,000	$0.46	3.66 year	—
Grant date fair value of options granted		$—
Weighted average grant date fair value		$—

Outstanding options held by related parties (February 28, 2017)	1,750,000
Exercisable options held by related parties (February 28, 2017)	1,750,000

For the six months ended February 28, 2017 the Company had no expenses related to vested options.

(D)

Stock Warrants

During the six months ended February 28, 2017 the Company granted 9,200,000 stock warrants for services, with an exercise price of $0.02. The expected term fluctuates between .5 to 5 years. They were classified as derivative liability and the Black-Scholes Model was used to determine their grant value. The company recorded a charge to operations of $286,094 for the fair value of the warrants.

Soupman, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

The following is a summary of the Company’s stock warrant activity for the six months ended February 28, 2017. Any warrants that were not exercised during the term of the warrants are shown in the below table as forfeited:

	Number of Warrants	Weighted Average Exercise Price
Balance at August 31, 2016	6,286,050	$0.33
Granted (for debt)	—	—
Granted (services)	9,200,000	0.02
Exercised	—	—
Expired	(480,000)	0.80
Balance at February 28, 2017	15,006,050	$0.15

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$0.02 -$0.80	15,006,050	3.39	$0.15	15,006,050	$0.15	$—

The Company account for common stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants are accounted for as derivative liabilities if the warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock by the Company are at a lower price per share than the then-current warrant exercise price. The company classifies derivative warrant liabilities on the balance sheet at fair value, and changes in fair value are presented in the statement of operations, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant.

Note 7- Commitments and Contingencies

The Company is obligated to pay the minority stockholder of Kiosk an amount equal to 3% of its gross soup sales on the first $50,000,000 in sales, 2% of sales between $50,000,000 and $75,000,000, and 1% of sales thereafter, in perpetuity. The Company was obligated to pay the minority stockholder a minimum against these sales of $225,000 per year through June 30, 2014 provided certain services to the Company were rendered. For the six months ended February 28, 2017 and the year ended August 31, 2016, the Company recorded these payments as royalty expense.

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

Soupman, Inc. is a defendant in a case initiates by Brand Initiatives Group LLC v. Soupman. Inc., Index No. 651647/2016. In March 2016, plaintiff initiated an action against the Company for the Company's alleged breach of a marketing contract. Plaintiff commenced this action in the Supreme Court of the State of New York, County of New York. Plaintiff asserted causes of action for breach of contract, conversion, account stated, and quasi-contract/unjust enrichment. The Company answered the complaint, and asserted affirmative defenses and counterclaims seeking damages for plaintiff's breach of contract and a declaratory judgment providing that plaintiff was not entitled to receive any consideration under the contract due to its breach of contract. Plaintiff served a reply to the Company's counterclaims and asserted affirmative defenses to those counterclaims. The parties have served discovery demands upon each other. Neither party has responded the other's discovery demands. There has been no motion practice and no conference with the court has been scheduled. The Company intends to vigorously contest plaintiff s allegations and prosecute the Company's counterclaims, and believes that the Company has meritorious defenses to plaintiff s claims in this action.

Soupman, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

February 28, 2017

(Unaudited)

Note 8 – Concentrations

During the six months ended February 28, 2017 the company recorded revenues to three customers of $407,460 (23%); $357,000 (20%) and $207,961 (12%).

For the six months ended February 28, 2017 the company primarily purchased finished goods from one vendor.

Note 9 – Subsequent Events

The Company missed an interest payment that was scheduled to be made on April 21, 2017 to Hillair but they have extended the time to May 15, 2017.  If the Company does not make the payment on May 15, absent further extension and agreement by Hillair, the Company will be in default under the loan with Hillair.

The Company is also in receipt of a notice of default on a Stipulation of Settlement with a noteholder Perry Trebatch.

Since February 28, 2017, the Company has issued 20,857,429 shares of its common stock for the conversion of 2,085,743 of its Series B preferred shares.

Since February 28, 2017, the Company has issued 250,000 shares of its common stock for services having an aggregate fair value of $4,350 based on the quoted closing trading price on the date of issuance.

Since February 28, 2017, the Company has issued 6,349,206 shares of its common stock for the issuance of debt having an aggregate fair value of $95,238 based on the quoted trading price on the date of issuance.  If the Company repays the debt within the terms of the debt agreement, the shares will be returned to the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our consolidated financial condition and results of operations for the three and six months ended February 28, 2017 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Quarterly Report on Form 10-Q and the risk factors and the financial statements and the other information set forth in our Annual Report on Form 10-K.

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

No franchises were sold during the six months ended February 28, 2017.

Executive Summary

This Executive Summary provides significant highlights from the discussion and analysis that follows. Each balance sheet comparison compares February 28, 2017 (the end of the current period) to August 31, 2016 (the end of the prior fiscal year); each income statement comparison compares the six months ended February 28, 2017 to the six months ended February 29, 2016.

•

Accounts payable and accrued liabilities increased approximately 16% or approximately $656,000.

•

Net debt increased by approximately 25% or $1 million, due to an increase in borrowings and the amortization of debt discount to interest expense.

•

Revenue increased 13% or $223,000 due primarily an increase in sales to grocery stores and a decrease in bulk sales due to lower bulk inventory.

•

Tetra sales increased 83%, or approximately $779,000. Our year-over-year increase in our grocery store sales is primarily attributable to the acquisition of new customers and increased re-orders due to our overall marketing and promotional efforts including sampling, in-store radio, in-store discounting of our products and slotting.

•

Operating expenses increased 37% or approximately $ 626,000 due primarily to increases in stock based compensation to consultants and increases in promotion to drive tetra pak sales in grocery chains.

•

Net loss decreased 20% or approximately $426,000 due primarily to a decrease in other expenses mainly attributable to the change in fair value of derivative liabilities and to a lesser extent a decrease in compensation expense.

Year-over-year comparability of earnings and earnings per share

The following items affected the comparability of year-over-year earnings and earnings per share:

•	During the six months ended February 28, 2017 we posted a change in fair value of derivatives liabilities of $1,507,480.

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

Results of Operations –Three Months Ended February 28, 2017 and February 29, 2016

The following table summarizes our operating results for the three months ended February 28, 2017 and 2016; all amounts have been rounded to the nearest thousandth.

	2/28/2017	2/29/2016
Revenue	$828,000	$932,000
Cost of Sales	609,000	832,000
Gross Profit	219,000	100,000
Operating Expenses	1,186,000	971,000
Loss from Operations	(967,000)	(871,000)
Other Income	(204,000)	(574,000)
Net Loss (including non-controlling interest)	$(1,171,000)	$(1,445,000)

Soup sales

Soup sales accounted for approximately 94% and 84% of overall revenue for the three months ended February 28, 2017 and 2016, respectively, while franchise activities accounted for the remaining 6% and 16%, respectively. Our year-over-year revenues decreased approximately 11%. Tetra sales for the quarter increased by $258,000 however, bulk sales for the quarter declined by $256,000 and franchise sales and royalties for the quarter declined by $106,000 leading to an overall decline in revenues for the quarter of $104,000 compared to the same quarter last year. The decline in bulk revenues is due to a lack of sufficient capital to purchase inventory for our bulk customers, including our own franchise stores.

The following table summarizes our soup sales for the three months ended February 28, 2017 and 2016; all amounts have been rounded to the nearest thousandth. Soup sales are net of slotting fees (a onetime fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts (early payment discounts).

	2/28/2017		2/29/2016
	Sales	% of sales	Sales	% of sales
Gross grocery store sales – net of slotting & early payment	$757,000	97%	$499,000	64%
Educational Institutions	25,000	3%	90,000	12%
Franchises	—	0%	191,000	24%
Net sales	$782,000		$780,000

Our year-over-year increase in our grocery store sales is primarily attributable to the acquisition of new customers and increased re-orders due to our overall marketing and promotional efforts including sampling, in-store radio, in-store discounting of our products and slotting.

Cost of Sales

The following table summarizes our cost of sales for the three months ended February 28, 2017 and 2016; all amounts have been rounded to the nearest thousandth. Cost of sales represents costs associated with soup sales only; the Company has no cost of sales associated with franchise activities.

	2/28/2017		2/29/2016
	Costs	% of Total	Costs	% of Total
Grocery Stores	$509,000	83%	$532,000	64%
Educational Institutions	18,000	3%	76,000	9%
Franchisees	—	0%	135,000	16%
Freight	82,000	13%	89,000	11%
Total	$609,000		$832,000

Operating Expenses

Year over year operating expenses increased 22% or approximately $215,000. The increase was primarily attributable to an increase in stock based compensation to consultants and increases in promotion to drive tetra pak sales in grocery chains. The following table summarizes major components of our operating expenses for the three months ended February 28, 2017 and February 28, 2016; all amounts have been rounded to the nearest thousandth.

	2/28/2017	02/29/2016
Compensation expense	292,000	466,000
Stock based compensation	328,000	—
Professional fees	148,000	175,000
Marketing/Advertising/Branding/Public Relations/Promotions	212,000	143,000
Travel	50,000	73,000

Other Income (Expense)

Year-over-year other expenses decreased approximately 64%, from an approximately $370,000. This increase was primarily attributable to change in fair value of derivative liabilities.

Net Loss

Year-over-year net loss decreased approximately 19% or $274,000 due to the various factors discussed above, which impacted revenue, cost of sales, gross profit and operating expenses. Our year-over-year basic and diluted net loss per share decreased by $0.06, due primarily to a narrow loss for the period.

Results of Operations –Six Months Ended February 28, 2017 and February 29, 2016

The following table summarizes our operating results for the six months ended February 28, 2017 and 2016; all amounts have been rounded to the nearest thousandth.

	2/28/2017	2/29/2016
Revenue	$1,877,000	$1,654,000
Cost of Sales	1,408,000	1,229,000
Gross Profit	469,000	425,000
Operating Expenses	2,309,000	1,683,000
Loss from Operations	(1,840,000)	(1,258,000)
Other Income	180,000	(828,000)
Net Loss (including non-controlling interest)	$(1,660,000)	$(2,086,000)

Soup sales

Soup sales accounted for approximately 96% and 82% of overall revenue for the six months ended February 28, 2017 and 2016, respectively, while franchise activities accounted for the remaining 4% and 18%, respectively. Our year-over-year revenues increased approximately 13%.

The following table summarizes our soup sales for the six months ended February 28, 2017 and 2016; all amounts have been rounded to the nearest thousandth. Soup sales are net of slotting fees (a onetime fee charged by supermarkets in order to have the product placed on their shelves) and sales discounts (early payment discounts).

	2/28/2017		2/29/2016
	Sales	% of sales	Sales	% of sales
Gross grocery store sales	$1,700,000	95%	$928,000	69%
Educational Institutions	93,000	5%	147,000	11%
Franchises	—	0%	277,000	20%
Net sales	$1,793,000		$1,352,000

Our year-over-year increase in our grocery store sales is primarily attributable to the acquisition of new customers and increased re-orders due to our overall marketing and promotional efforts including sampling, in-store radio, in-store discounting of our products and slotting.

Cost of Sales

The following table summarizes our cost of sales for the six months ended February 28, 2017 and 2016; all amounts have been rounded to the nearest thousandth. Cost of sales represents costs associated with soup sales only; the Company has no cost of sales associated with franchise activities.

	2/28/2017		2/29/2016
	Costs	% of Total	Costs	% of Total
Grocery Stores	$1,170,000	83%	$791,000	64%
Educational Institutions	72,000	5%	118,000	10%
Franchisees	—	0%	200,000	16%
Freight	166,000	12%	120,000	10%
Total	$1,408,000		$1,229,000

Operating Expenses

Year over year operating expenses increased approximately 37% or approximately $626,000. The increase was primarily attributable to an increase in stock based compensation to consultants and increases in promotion to drive tetra pak sales in grocery chains.

The following table summarizes major components of our operating expenses for the six months ended February 28, 2017 and February 29, 2016; all amounts have been rounded to the nearest thousandth.

	2/29/2017	2/29/2016
Compensation expense	595,000	744,000
Professional fees	112,000	348,000
Stock based compensation	643,000	—
Marketing/Advertising/Branding/Public Relations/Promotions	516,000	248,000
Travel	110,000	118,000
Insurance	41,000	64,000

Other Income (Expense)

Year-over-year other expenses decreased approximately 122% or approximately $1,000,000. This decrease was primarily attributable to change in fair value of derivative liabilities.

Net Loss

Year-over-year net loss decreased approximately 20% due to the various factors discussed above, which impacted revenue, cost of sales, gross profit and operating expenses. Our year-over-year basic and diluted net loss per share decreased by $0.06 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues will be insufficient to meet its cash needs for the immediately foreseeable future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. Therefore, if further financing is unavailable to the Company in the foreseeable future for any reason whatsoever, the Company may be forced to pursue a strategy of reorganization or liquidation.

Our net cash used from operations was approximately $1.5 million during the six months ended February 28, 2017 compared to a net loss of approximately $1.7 million, and repaid debt and accrued interest of approximately $310,000, during the six months ended February 28, 2017.

The following table summarizes our working capital as of February 28, 2017, and August 31, 2016; all amounts have been rounded to the nearest thousandth.

	February 28, 2017	August 31, 2016
Current assets	$1,288,000	$2,141,000
Current liabilities	(10,643,000)	(11,292,000)
Working capital (deficit)	$(9,355,000)	$(9,151,000)

At February 28, 2017, we had cash and cash equivalents of approximately $ $23,000 as compared to approximately $1,425,000 at August 31, 2016.  During the six months ended February 28, 2017, our working capital deficit increased approximately $205,000 primarily attributable to an increase in total debt and accounts payables of approximately $1,000,000 and $656,000 respectively, offset by decreases in cash and prepaid expenses of approximately $1,400,000 and $70,000, respectively.

Current and Future Financing Needs

The Company has incurred a stockholders’ deficit of approximately $10.6 million through February 28, 2017 and has incurred a net loss including non-controlling interest of approximately $1.7 million for the six months ended February 28, 2017. We have incurred negative cash flow from operations since inception and have primarily financed our operations through the sale of stock and the issuance of notes. At February 28, 2017, we had short-term debt of approximately $3.8 million and a working capital deficit of approximately $9.4 million.  The Company received a termination letter from its Tetra pak manufacturer, but has reached an oral agreement to extend time to cure and is working out payment arrangements on the $332,000 balance.  If the agreement is terminated, the Company’s ability to produce soup would be seriously impaired until such time as the Company found an alternative tetra supplier. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating m the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues will be insufficient to meet its cash needs for the immediately foreseeable future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all. Therefore, if further financing is unavailable to the Company in the foreseeable future for any reason whatsoever, the Company may be forced to pursue a strategy of reorganization or liquidation.

We do not have sufficient cash to operate our business at the current level for the foreseeable future and insufficient cash to achieve our business goals. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital so we will need to raise additional funds, whether through a stock offering or otherwise.

While we believe, we will need to rise between $10 and $15 million to implement our full business strategy; we believe that if we are able to raise no less than $2.5 million during the next quarter, it will be sufficient to support our normal operations for the next 12 months. If we are unable to raise the $10 to $15 million, we will not be able to make potential acquisitions, may have to reduce our marketing and promotion efforts and potentially the size of our operations as well, unless current sales increase enough to support implementing our full business plan. We believe that at $5 million in sales, our operations would be self-sustaining and cash flow positive. If we are forced to reduce our marketing and promotion efforts and/or size of our operations because we are unable to raise at least $2.5 million or pay outstanding notes, and current sales do not increase enough to support implementing our business plan, our revenues will likely be less than had we been able to implement our full program, and as a direct result our income may suffer, and may not be sufficient to cover our negative cash flow, negatively affecting our liquidity and ability to operate.

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

(b)

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended February 28, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Soupman, Inc. is a defendant in a case initiates by Brand Initiatives Group LLC v. Soupman. Inc., Index No. 651647/2016. In March 2016, plaintiff initiated an action against the Company for the Company's alleged breach of a marketing contract. Plaintiff commenced this action in the Supreme Court of the State of New York, County of New York. Plaintiff asserted causes of action for breach of contract, conversion, account stated, and quasi-contract/unjust enrichment. The Company answered the complaint, and asserted affirmative defenses and counterclaims seeking damages for plaintiff's breach of contract and a declaratory judgment providing that plaintiff was not entitled to receive any consideration under the contract due to its breach of contract. Plaintiff served a reply to the Company's counterclaims and asserted affirmative defenses to those counterclaims.  The parties have served discovery demands upon each other.  Neither   party   has   responded   the other's discovery demands. There has been no motion practice and no conference with the court has been scheduled. The Company intends to vigorously contest plaintiff s allegations and prosecute the Company's counterclaims, and believes that the Company has meritorious defenses to plaintiff s claims in this action.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended February 28, 2017 447,500 shares of common stock was issued for conversion of $12,500 principal and $5,400 accrued interest. The shares were valued for $8,681 thus $9,219 gain on settlement of debt and accrued liabilities was recognized; 13,600,000 shares of common stock were issued to third parties for services rendered, value for $301,631; 25,436,320 shares of common stock were issued for conversion of 2,543,632 shares of Series B Preferred Stock.

During the six months ended February 28, 2017 255,923 shares of Series Preferred B was issued for conversion of $75,000 principal and $27,369 accrued interest. The shares were valued for $49,649 thus $52,720 gain on settlement of debt and accrued liabilities were recognized; 60,612 shares of Series B Preferred Stock were issued to relate parties for services rendered, valued for $8,220.

These securities issued upon conversions were issued pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). The securities issued for services rendered were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act.  The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.      Defaults upon Senior Securities.

The Company missed an interest payment that was scheduled to be made on April 21, 2017 to Hillair but they have extended the time to May 15, 2017.  If the Company does not make the payment on May 15, absent further extension and agreement by Hillair, the Company will be in default under the loan with Hillair. The Company is also in receipt of a notice of default on a Stipulation of Settlement with a noteholder Perry Trebatch.

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

SOUPMAN, INC.

Date: May 4, 2017	By:	/s/ Jamieson Karson
Jamieson Karson
Chief Executive Officer and Director (Principal Executive Officer)

SOUPMAN, INC.

Date: May 4, 2017	By:	/s/ Robert Bertrand
Robert Bertrand
President & CFO
(Principal Financial Officer)